Form 10-K
period 1997-01-31
DELIAS INC
filed 1997-04-28
CIK 1026114

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
        For the fiscal year ended January 31, 1997
                                       OR
|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
        For the transition period from ___________ to ___________

                           Commission File No. 0-21869

                                  dELiA*s Inc.
                                  ------------
             (Exact name of registrant as specified in its charter)

           Delaware                                      13-3914035
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

          435 Hudson Street
         New York, New York                                 10014
----------------------------------------                  --------
(Address of principal executive offices)                 (Zip code)

                                 (212) 807-9060
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                     --------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X   No
                                       ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.|X|

Aggregate market value of voting stock held by non-affiliates of registrant as of April 1, 1997: $86,361,007

Number of shares of Common Stock outstanding as of April 1, 1997:  12,052,500

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement pursuant to Regulation 14A, which statement will be filed not later than 120 days after the end of the fiscal year covered by this Report, are incorporated by reference in Part III hereof.

       Certain statements contained herein, including, without limitation, information appearing under Item 1, "Business," and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Forward-looking statements involve a number of risks and uncertainties including, but not limited to, general economic conditions, changes in fashion trends, increases in materials, printing, paper, postage, shipping and labor costs, timing of catalog mailings, customer response rates, international business risks, levels of competition and other factors outside the control of the Company. These factors, the factors set forth under Item 1, "Business," and other factors that appear with the forward-looking statements, or in the Company's other Securities and Exchange Commission filings, including its Prospectus dated December 19, 1996, could affect the Company's actual results and could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company herein.

       All references in this Report to a particular fiscal year refer to the year ended January 31 following the particular year (e.g., "fiscal 1996" refers to the fiscal year ended January 31, 1997).


                                     PART I

Item 1. Business.

Overview

       dELiA*s Inc. (with its predecessors, "dELiA*s" or the "Company") is a direct marketer of casual apparel and related accessories to girls and young women, primarily between the ages of 10 and 24 (an age group known as "Generation Y"). The Company believes that it is one of a limited number of direct marketers distributing an apparel-based catalog exclusively for this market and that its selection and presentation of merchandise have contributed to a growing recognition of dELiA*s as a Generation Y fashion resource. The Company's broad assortment of merchandise includes recognized and emerging brands complemented by dELiA*s own branded products. Merchandise ranges from basics, such as jeans, shorts and t-shirts to more fashion-oriented apparel and accessories, such as woven and knit junior dresses, swimwear, sunglasses, watches, costume jewelry and cosmetics. The Company's distinctive catalogs, with their eye-catching layouts accented by creative "catch phrases," are designed to express a culture and attitude unique to dELiA*s. Each catalog carries a broad array of merchandise typically presented in coordinated outfits that can be purchased for under $100.

       dELiA*s distributed its first catalog in March 1994, distributed approximately 1.7 million catalogs in fiscal 1995 and 8 million catalogs in fiscal 1996. The Company plans to increase catalog distribution to in excess of 20 million catalogs in fiscal 1997. As of January 31, 1997, the Company's proprietary database had grown to over 1.3 million house names, including approximately 370,000 customers who had made at least one purchase from the Company within the preceding 36 months. The Company's customers are located in all 50 states, as well as Canada and Japan, with sales to customers in any single state comprising not more than 10.5% of total sales in fiscal 1996.

       On December 24, 1996, the Company sold 2,052,500 shares of its common stock, par value $.01 per share ("Common Stock"), in an initial public offering (the "Offering"). Immediately prior to the Offering, dELiA*s Inc. and dELiA*s LLC, a predecessor, engaged in a reorganization transaction (the "Reorganization"), pursuant to which dELiA*s LLC contributed its assets to dELiA*s Inc. and dELiA*s Inc. assumed, and agreed to pay, perform and discharge, all liabilities of dELiA*s LLC (except for income tax liabilities).

The Generation Y Market

       With the large "baby boom" generation maturing and having children, the younger segments of the U.S. population have been increasing in recent years. According to the U.S. Census Bureau, Generation Y (ages 10 to 24 years) currently numbers more than 55 million people and is expected to grow by 12% to approximately 62 million by 2005. These children of the "baby boom" generation are larger in number and growing more rapidly as a group than the generation ahead of them.


[Graph titled HISTORICAL AND PROJECTED U.S. POPULATION OF 10 TO 24 YEAR-OLDS with the following data points:


Years         Population (in
              millions)

1985          56,653
1986          55,586
1987          54,726
1988          54,249
1989          53,683
1990          54,286
1991          54,070
1992          54,253
1993          54,517
1994          54,656
1995          54,865
1996          55,037
1997          55,505
1998          56,248
1999          57,158
2000          58,134
2001          59,170
2002          60,027
2003          60,770
2004          61,358
2005          61,766
2006          62,133
2007          62,403
2008          62,658
2009          62,964
2010          63,147]


       The teen population (ages 12 to 19) represents the core of Generation Y. The increase in the U.S. teen population has been accompanied by an increase in the amount of money teens spend. According to one independent consumer research firm, total teen spending in 1995 was $109 billion, an increase of 10% from 1994.

       The Company believes that the members of Generation Y are influenced by new media and information sources. Although a variety of retailers and catalogers offer teen merchandise, the Company believes that a limited number of national retailers or catalogers cater exclusively to the Generation Y market. The Company believes that creating a cultural environment that caters to teen purchasers is essential to effectively marketing to this group. Accessibility is also important, as many of these purchasers are too young to drive, have working parents with limited time to take them shopping or do not have convenient access to teen-focused retailers. As a result, the Company believes that Generation Y is a large and underserved market that represents a significant direct marketing opportunity.


Growth Strategy

       The Company's goal is to be the leading marketer of casual fashion apparel, related accessories and other products to Generation Y girls and young women and to build on its recognition as a fashion resource. Key elements of the Company's strategy to accomplish its goal include the following:

       Grow Core Catalog Business. dELiA*s believes that significant opportunities exist to penetrate further its target market through the increased use of catalogs. The Company's proprietary database consisted of approximately
1.3 million house names as of January 31, 1997, compared to a total estimated Generation Y female population of over 25 million. The Company intends to increase the number of catalogs distributed from 8 million in fiscal 1996 to in excess of 20 million in fiscal 1997, and to expand the number of editions of its catalogs. The Company believes it can use its proprietary database to develop targeted mailings to specific customer segments. It also may broaden the range of products offered in its catalogs (including additional dELiA*s-branded products). In addition, the Company recently began to distribute catalogs in Japan and Canada and plans to increase its distribution of catalogs in these markets in fiscal 1997. The Company is also exploring distribution opportunities in other international markets.

       Focus on Brand Name Merchandise. The Company believes teens are very brand-conscious, and wear branded apparel to project an image to their peers. The Company monitors leading young women's magazines (including Teen, Seventeen and YM), television channels (such as MTV) and other trend-setting media to identify brands and styles that it believes are attracting the attention of the teen market. A typical dELiA*s catalog features merchandise from a diverse group of more than 75 vendors. Brands currently offered through dELiA*s catalogs include nationally recognized names, such as Carter's and Vans, as well as brands recognized within the teen market, including Free People (Urban Outfitters) and Roxy (Quiksilver). dELiA*s also strives to obtain merchandise from emerging designers, a strategy the Company believes differentiates dELiA*s from other retailers and helps to establish dELiA*s as a fashion resource for girls and young women. Emerging brands currently featured in dELiA*s catalogs include Dollhouse, Dawls, Greed Girl, Yak Pak and 26 Red Sugar.

       Develop and Leverage the dELiA*s Brand Identity. The Company believes the dELiA*s brand stands for fresh, progressive teen style and that the Company has become a fashion resource for Generation Y girls and young women. The dELiA*s brand identity is comprised of several components, including up-to-date merchandise offerings, dELiA*s- branded products, the promotion of emerging brands and dELiA*s distinctive catalog design. dELiA*s reaches out to its target audience through its colorful, high-impact catalogs, which are designed to resemble a youthful fashion digest and to enhance the dELiA*s brand identity. The Company believes that successfully establishing strong relationships with its target customers through its catalogs will enable dELiA*s to leverage its name and database to develop additional distribution channels and complementary product offerings in the future. These opportunities may include developing a non-traditional, youth-oriented magazine (or 'zine), developing other traditional or electronic publishing ventures and opening retail stores.

       Build Proprietary Customer Database. The Company believes the dELiA*s proprietary customer database, which includes demographic data as well as purchasing patterns and preferences, would be difficult for competitors to replicate, primarily because it consists mostly of names of persons who specifically requested the dELiA*s catalog and which may not be available through purchased or rented lists. The Company also believes this proprietary database offers opportunities for cross-marketing, sales of new products and the development of additional distribution channels. The database of over 1.3 million house names includes approximately 370,000 customers who have made at least one purchase in the preceding 36 months. During fiscal 1996, over 1 million new names were added to the Company's database. The database has been developed primarily through referrals, word-of-mouth, returns of catalog request cards and targeted classified advertising in selected magazines, including Seventeen and YM. Over 90% of the names in the database have been derived from these sources. The Company believes that its database yields response rates that exceed average response rates for the consumer catalog industry.

       Invest in Customer Service Infrastructure. During fiscal 1996, the Company made significant investments in integrated, state-of-the-art telephone and management information systems. These systems allow teleservice representatives to provide real-time product availability and order status information to customers and to monitor sales patterns and inventory levels closely. In addition, the Company has expanded its customer service operations, including an increase in the number of its teleservice representatives from approximately 50 on February 1, 1996 to approximately 250 on January 31, 1997. The Company focuses on hiring and training energetic, service-oriented teleservice representatives who can understand and relate to dELiA*s customers, with the goals of providing a convenient shopping experience, offering useful product information and promoting customer loyalty.


Merchandising and Marketing

       dELiA*s offers a carefully edited assortment of recognized and emerging brands of teen apparel and accessories, complemented by dELiA*s-branded merchandise. The Company believes teens are very brand-conscious, particularly in their apparel choices, and rely on their favorite brands to help them project an image to their peers. The Company monitors leading young women's magazines (including Teen, Seventeen and YM), television channels (such as MTV) and other trend-setting media to identify brands and styles that it believes are attracting the attention of the teen market. The Company's buyers regularly attend apparel shows and meet with vendors and, in some cases, the editorial staffs of young women's magazines, to stay abreast of popular brands, fashions and styles.

       The Company's catalogs feature a broad assortment of merchandise, ranging from basics, such as jeans, shorts and t-shirts to more fashion-oriented apparel and accessories, such as woven and knit junior dresses, swimwear, sunglasses, watches, costume jewelry and cosmetics to enable its customers to fulfill many of their fashion needs. The Company presents coordinated outfits in its catalogs that reflect dELiA*s style. Merchandise is presented in a manner designed to encourage customers to create their own outfits. The Company believes the presentation of coordinated outfits increases average order size and enhances sales.

       The following table sets forth the principal product categories offered by dELiA*s and the percentage of the Company's net sales in fiscal 1996 from its 1996 catalogs represented by each category.


                                               Percentage of Sale
                                               from 1996 Catalogs
                                                  (fiscal 1996)
       Product Category                        -----------------
       Apparel..................................      74%
       Footwear.................................      14%
       Accessories..............................       8%
       Cosmetics................................       4%
                                                 ----------
                                                     100%


       In the fall of 1995, the Company began to market products under the dELiA*s brand name. Currently dELiA*s- branded products consist primarily of cosmetics, t-shirts and footwear. Approximately 17% of the Company's net sales from its 1996 catalogs was attributable to dELiA*s-branded products.

       The Company seeks to develop strong relationships with numerous vendors and designers in order to maintain ongoing access to recognized and emerging brands. A typical dELiA*s catalog features merchandise from a diverse group of more than 75 vendors. The Company believes the strong customer acceptance of its catalog helps make the Company a preferred outlet for certain of its vendors, some of which occasionally provide the Company with merchandise on an exclusive basis. Brands currently offered through dELiA*s catalogs include nationally recognized names, such as Carter's and Vans, as well as brands recognized within the teen market, including Free People (Urban Outfitters) and Roxy (Quiksilver), dELiA*s also strives to obtain merchandise from emerging designers, a strategy the Company believes differentiates dELiA*s from other retailers and helps to establish dELiA*s as a fashion resource for girls and young women. Emerging brands in the Company's catalog currently include Dollhouse, Dawls, Greed Girl, Yak Pak and 26 Red Sugar. Apparel produced by Urban Outfitters accounted for approximately 24% of net sales in fiscal 1996 catalogs (and less than 20% and 10% of net sales from the Winter 1996 and Spring 1997 catalogs, respectively). No other supplier's products accounted for more than 9% of net sales from fiscal 1996 catalogs. Seven vendors accounted for approximately 51% of the net sales generated by the Company's fiscal 1996 catalogs. The Company believes that a limitation on its ability to obtain products from significant suppliers could have a material adverse effect on the Company. Approximately 30% of the Company's gross sales derived from its fiscal 1996 catalogs were of products the Company believes were manufactured outside the United States.


Catalogs

       dELiA*s catalogs are designed to create a distinctive and entertaining shopping experience and to offer customers more than the typical apparel catalog by combining the feel and editorial flair of a teen-focused fashion magazine with the convenience of direct mail shopping. The catalogs are filled with colorful, eye-catching layouts and creative

"catch phrases." The catalogs feature teen models whose expressions and poses convey the dELiA*s attitude. For example, on a typical page, coordinated outfits featuring plaids and stripes appear beside the editorial soundbite,"oPPositeS AtTract & AbsTrAcT & DeTrAcT & SuBtRaCt & inTeRaCt. oK." Similarly, the headline on a page featuring dELiA*s neon and metallic-colored makeup reads, "MakIn' uP Is nOt hARd tO Do."

       dELiA*s catalogs are created and produced in-house by the Company's designers, with the assistance of free-lance photographers and production artists. These in-house capabilities allow the Company to control its catalog production schedule, decreasing the lead times necessary to produce catalogs and reducing the costs of preparing for printing. These capabilities also provide the Company with greater flexibility and creativity in catalog production and merchandise selection.

       In fiscal 1996, the Company published six catalog editions. The Company anticipates distributing eight catalog editions in fiscal 1997. A typical catalog, which follows a magazine-type format, contains approximately 50 pages and 650 SKUs. The Company's four principal seasonal catalogs are mailed to persons listed in the Company's proprietary database, as well as to persons from rented lists, and the Company also mails supplemental catalog editions to a more select group. In addition, the Company arranges for bulk distribution of its catalogs on college campuses. In fiscal 1996, the Company mailed two sale circulars. These four-page circulars featured over 200 SKUs. The Company may from time to time in the future mail additional sale circulars.

       In fiscal 1996, the Company distributed approximately 8 million catalogs in all 50 states. The Company intends to increase the number of catalogs distributed to in excess of 20 million in fiscal 1997. The Company believes it can leverage its proprietary database to develop additional targeted mailings to specific customer segments, and intends to begin more frequent mailings of supplemental catalogs to repeat customers.

       The Company began to distribute catalogs in Japan in fiscal 1996 and intends to increase its distribution of catalogs in Japan in fiscal 1997. These catalogs are mailed directly to Japanese customers and are also being distributed through an arrangement with a direct marketing division of Sony Corporation.


Operations

       The primary components of the Company's operations, as described below, include its proprietary database, teleservices and order entry, customer service and returns and distribution and fulfillment.

       Proprietary Database Development. The Company has developed its proprietary customer database primarily through referrals, word-of-mouth, returns of catalog request cards and targeted classified advertising in selected magazines, including Seventeen and YM. The Company believes over 90% of the names in the database have been derived from these sources, which the Company believes generate higher response rates than purchased or rented lists. During fiscal 1996, more than one million new names were added to the Company's database. As of January 31, 1997, the Company's proprietary database had grown to over 1.3 million names, including approximately 370,000 customers who had made at least one purchase from the Company within the preceding 36 months. The Company's database contains a person's name, gender, residence, age, family status and historical transaction data (including, among other things, referral source, history of orders, payment method, average order size and product purchase information).

       Teleservices and Order Entry. The Company provides its customers with 24-hour, seven-day-a-week, toll-free telephone access. Approximately 75% of the Company's orders are received by phone and 25% by mail, facsimile and electronic mail. Teleservice representatives process orders directly into the Company's management information system, which provides customer order history and information, product specifications, available substitutes and accessories, expected ship date and order number. The teleservice representatives are provided with a sales script, are versed in product sizes, colors and features and are trained to cross-sell accessories and related products and provide information about promotional items. Teleservice representatives are trained to transfer calls to customer service personnel as appropriate.

       The Company believes its customers are particularly sensitive to the way merchants and salespeople communicate with them. The Company strives to hire energetic, service-oriented teleservice representatives who can understand and relate to customers. Teleservice representatives, many of whom are college students, participate in a training program, which includes a mentor system for working with more experienced personnel. After training, teleservice representatives are monitored to review performance and are re-trained periodically. As teleservice representatives gain experience, they may be trained and promoted in other areas, such as customer service.

       The Company currently has approximately 150 in-house phone stations and recently installed a new state-of-the-art telephone system. The Company's approximately 250 (as of January 31, 1997) full- and part-time teleservice representatives have the capacity to handle approximately 2,000 calls per hour. The Company also uses an outside teleservices provider for overflow orders and orders placed between 3 a.m. and 7 a.m., Eastern Standard Time. The Company processes telephone orders in an average of two to four minutes, depending upon the nature of the order and whether the customer is a first-time or repeat customer.

       Customer Service and Returns. dELiA*s maintains a separate customer service department. Customer service inquiries are principally concerned with order and refund status. Customer service representatives are carefully screened, specially trained and often promoted from within based on level of product knowledge, service ability and order accuracy. The Company has a 45-day unconditional return policy for its products. For each of fiscal 1995 and fiscal 1996, customer returns were approximately 17% of gross sales (before exchanges). Return experience is closely monitored to identify trends in product offerings, product defects and quality issues.

       Distribution and Fulfillment. A majority of the Company's orders are shipped within 48 hours of credit approval. In cases in which the order is placed using another person's credit card and it exceeds a specified threshold, the order is shipped only after the Company has received oral confirmation from the cardholder. Customers generally receive orders within three to five business days after shipping. During fiscal 1996, approximately 95% of all shipments were made through United Parcel Service or the United States Postal Service. A shipping and handling fee is charged on each customer order, based on the total price of the order. The Company's fulfillment systems automatically determine the most cost effective method of shipping each order.

       dELiA*s currently uses an unaffiliated, third-party fulfillment contractor to process and fulfill orders. The Company manages this process through two on-site employees. The third-party contractor uses an integrated picking, packing and shipping system via an on-line connection to the Company's in-house server. The system monitors the in-stock status of each item ordered, processes the order and generates warehouse selection tickets and packing slips for order fulfillment operations. dELiA*s, through this contractor, is currently making an average of 3,800 shipments a day. The Company's agreement with the third-party contractor has a fixed term that expires on April 30, 1997 and thereafter is terminable by either party at the end of the calendar month following the giving of 60 days' notice.

       The Company intends to begin performing its own order processing and fulfillment operations during fiscal 1997. For that purpose, the Company has entered into a lease agreement for a warehouse and distribution facility in Hanover, Pennsylvania. See "Item 2--Properties."

       The Company has excess inventory in varying degrees over the course of the year. Excess inventory is typically greater at the end of the sales life of the Company's summer catalogs (which typically carry over a substantial number of SKUs from the spring catalogs) and its winter catalogs (which carry over a substantial number of SKUs from the fall catalogs). When the Company believes it has excessive inventory, the Company often runs promotional sales of the excess items through programs targeted at phone-in customers and through sale circulars. Products sold through promotional sales to phone-in customers and through the Company's sales circular are typically discounted by 30% to 50% from their standard retail prices. The Company also has used third-party liquidators, tent sales and charitable donations to dispose of excess inventory and may consider other liquidation options in the future. The Company's net sales from excess inventory sold at a discount to retail price in fiscal 1996 were approximately $1.6 million, or less than 6% of the Company's net sales for that period; the cost of those goods sold at a discount to retail price was approximately $1.1 million. In addition, the Company maintains a reserve against anticipated losses due to liquidation of additional unsold inventory.


Intellectual Property

       The dELiA*s name and logo have been registered by the Company with the U.S. Patent and Trademark Office. Other applications for registration of the Company's trademarks, including the daisy ("*") symbol, are currently pending. The Company also uses the trademarks, trade names, logos and endorsements of its suppliers with their permission. The Company is not aware of any pending conflicts concerning its marks or its use of others' intellectual property rights.


Competition

       The teen apparel and accessories industries are highly competitive, and the Company expects competition in these markets to increase. The Company competes for teen and young adult customers with traditional department store retailers, alternative and vintage clothing stores located primarily in metropolitan areas and mall-based teen-focused retailers, such as Gadzooks, Urban Outfitters and The Wet Seal. To a lesser degree, the Company competes with other direct marketers, such as Tweeds and J. Crew. Many of the Company's competitors are larger and have substantially greater financial, distribution and marketing resources than the Company. The Company believes the principal competitive factors in its business are merchandise selection, customer service, brand image and price.

       There are few barriers to entry in the teen apparel and accessories market and the Company expects other catalogers, as well as additional store-based retailers and apparel manufacturers, to enter this market. The Company also could face competition from manufacturers of apparel and accessories (including the Company's current vendors), who could market their products directly to retail customers or make their products more readily available in retail stores or through catalogs. In addition, competitors could enter into exclusive distribution arrangements with the Company's vendors for particular products, denying the Company access to such products.

       The Company expects that the direct marketing industry will be affected by technological changes in distribution and marketing methods, such as on-line catalogs, retail kiosks and Internet shopping. The Company believes its success will depend, in part, on its ability to adapt to new technologies and to respond to competitors' actions in these areas. Adapting to new technologies could require significant capital expenditures by the Company. There can be no assurance that the Company will remain competitive in response to technological changes.


Employees

       As of January 31, 1997, the Company had approximately 277 employees, of which eight held executive and administrative positions, six were employed in finance and development, 23 were employed in supervisory sales and customer service, 12 were employed in product acquisition and planning, approximately 225 were employed in teleservice operations and three were employed in catalog production. None of the Company's employees is represented by a collective bargaining unit. The Company considers its relations with its employees to be good.

Item 2.  Properties.

       The Company leases its New York offices at 435 Hudson Street, New York, New York, which occupy approximately 30,000 square feet. The lease expires in 2007.

       The Company has entered into a lease agreement for 117,200 square feet of warehouse and distribution space in Hanover, Pennsylvania. The term of the lease commences on June 1, 1997 and expires on June 30, 2000. The Company has two three-year renewal options. See "Item 1--Business-- Operations--Distribution and Fulfillment."

       The Company's current third-party fulfillment contractor provides warehouse space near Lancaster, Pennsylvania to the Company for inventory storage. The Company neither owns nor leases such warehouse space; the cost of the warehouse space is included in the total fee paid by the Company to the third-party fulfillment company.

       The Company believes its facilities are well-maintained and in good operating condition and are adequate for its present level of operations.

Item 3. Legal Proceedings.

       The Company is not involved in any legal proceedings that management believes would have a material adverse effect on the Company's financial position or results of operations.


Item 4. Submission of Matters to a Vote of Security Holders.

       On December 18, 1996, prior to the effectiveness of the registration of the Common Stock under the Exchange Act, stockholders entitled to vote a majority of the Company's outstanding voting securities approved the following matters by written consent: (i) the Company's 1996 Stock Incentive Plan; (ii) the Company's 1996 Restricted Stock Plan; and (iii) a stock option agreement between the Company and an executive officer. There were no other matters submitted to a vote of security holders during the fourth quarter of fiscal 1996.

                                     PART II


Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

       The Common Stock is traded on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") National Market System under the symbol DLIA. On April 22, 1997 there were 50 holders of record of the Common Stock and approximately 1,625 beneficial owners of the Common Stock.

       The following table sets forth the high and low closing bid prices for the Company's Common Stock as reported by NASDAQ. Such quotations reflect interdealer prices without adjustments for retail markups, markdowns, or commissions and may not necessarily represent actual transactions.


Calendar Period                        High                   Low
---------------                        ----                   ---
Fiscal 1996:
  Fourth Quarter (from
  December 19, 1996)..................  $20                   $12-1/2

       The Company has never declared or paid any cash dividends on its Common Stock. The Company currently intends to retain its earnings for future growth and, therefore, does not anticipate paying any cash dividends in the foreseeable future.

       On December 18, 1996, as part of the Reorganization dELiA*s LLC subscribed for 10,000,000 shares of Common Stock. The issuance of such shares was exempt from registration pursuant to Section 4(2) of the Securities Act.

       During fiscal 1996, dELiA*s LLC, a predecessor of dELiA*s Inc., issued the following unregistered securities:

       1. On February 1, 1996, dELiA*s LLC issued membership interests equivalent to an aggregate of 605,428 shares of Common Stock to a group of six employees pursuant to the dELiA*s LLC Restricted Interest Plan and individual Restricted Interest Agreements dated February 1, 1996. The employees did not make any payment for their interests.

       2. On February 1, 1996, dELiA*s LLC issued a membership interest equivalent to 103,591 shares of Common Stock to an investor in consideration for a non-interest-bearing loan in the amount of $50,000.

       3. On June 1, 1996, dELiA*s LLC issued membership interests equivalent to an aggregate of 66,856 shares of Common Stock to a group of four employees pursuant to the dELiA*s LLC Restricted Interest Plan and individual Restricted Interest Agreements dated June 1, 1996. The employees did not make any payment for their interests.

      4. On August 1, 1996, dELiA*s LLC issued membership interests equivalent to an aggregate of 32,190 shares of Common Stock to a group of three employees pursuant to the dELiA*s LLC Restricted Interest Plan and individual Restricted Interest Agreements dated August 1, 1996. The employees did not make any payment for their interests.

       Each of the issuances of securities in the transactions described in paragraphs 1 through 4 above were either exempt from registration pursuant to
Section 4(2) of the Securities Act or did not constitute a "sale" within the meaning of the Securities Act.

Item 6. Selected Financial Data.

       The selected financial data set forth below have been derived from the financial statements of the Company set forth elsewhere in this report, which have been prepared in accordance with generally accepted accounting principles. This following selected data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto appearing elsewhere in this report. All financial data has been restated to give effect to the Reorganization.


                                                            Fiscal Year 1994    Fiscal Year 1995    Fiscal Year 1996
                                                                  Ended               Ended              Ended
                                                            January 31, 1995    January 31, 1996    January 31, 1997
                                                            ----------------    ----------------    ----------------
                                                                        (in thousands, except per share data)

Statements of Operations Data:
    Net sales..........................................         $  139             $ 5,652              $ 30,225
    Cost of sales......................................             89               3,078                14,624
                                                                ------             -------              --------
    Gross profit.......................................             50               2,574                15,601
    Selling, general and administrative
           expenses....................................            384               2,569                11,850
    Interest income, net...............................              2                  25                   176
                                                                ------            --------              --------
    Income (loss) before provision (benefit) for
           income taxes................................           (332)                 30                 3,927
    Provision (benefit) for income taxes...............             --                   3                  (328)
                                                                -------            -------              --------
     Net Income (loss).................................         $ (332)            $    27              $  4,255
                                                                =======            =======              ========
     Pro forma net income (loss) (1)...................         $ (202)            $    18              $  2,307
                                                                =======            =======              ========
    Pro forma net income (loss) per
           share (2)...................................         $ (0.02)           $  0.00              $   0.23
                                                                =======            =======              ========
    Shares used in the calculation of pro forma
             net income (loss) per share (2)...........          10,000             10,000                10,214
                                                                =======            =======              ========

Selected Operating Data:
    Number of catalogs distributed............................      115              1,700                 8,000
    House names (3)...........................................       17                290                 1,335
    Buyers (4)................................................        1                 82                   373


                                                          January 31, 1996   January 31, 1997
                                                          ----------------   ----------------
                                                                     (in thousands)
Balance Sheet Data:
     Cash and cash equivalents..........................      $   675          $ 21,316
     Working capital....................................          720            20,185
     Total assets.......................................        1,266            27,414
     Total stockholders' equity.........................          962            21,132

---------------------------
(1) Computed on the basis described in Note 6 of Notes to Financial Statements and assuming the pro forma tax provisions described therein. Prior to the Offering, the Company effected the Reorganization, in which the Company converted from a limited liability company to a C corporation. See "Item 1 -- Business -- Overview" and Note 6 of Notes to Financial Statements.
(2) See Note 2 of Notes to Financial Statements for an explanation of the determination of shares used in computing pro forma net income per share.
(3) House names represents the number of customers who have made at least one purchase or have requested a catalog from the Company in the preceding 36 months, determined at the end of the applicable fiscal period.
(4) Buyers represents the number of customers who have made at least one purchase from the Company in the preceding 36 months, determined at the end of the applicable fiscal period.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Overview

       The Company was founded in 1993 and distributed its first catalog in 1994 through a network of on-campus college representatives. In early 1995, in an effort to broaden the reach of its catalogs, the Company changed its primary channel of distribution from college representatives to direct mail. This change has resulted in a substantial increase in the Company's sales. In order to support its direct marketing operations, the Company has made significant capital expenditures for telephone and management information systems and has hired and maintained an in-house workforce of teleservice representatives.

       The Company initially mailed catalogs to persons responding to advertisements and to names on rented lists. The Company has built a proprietary list of "house names" (customers who have made at least one purchase or have requested a catalog from the Company in the preceding 36 months), which contained over 1.3 million names as of January 31, 1997, primarily through referrals, word-of-mouth, returns of catalog request cards and targeted classified advertising in selected magazines. A significant portion of the Company's catalogs are mailed to house names, supplemented by purchased and rented lists. The Company believes that the response rates generated from its house list are typically higher than can be realized from purchased or rented lists.

       The Company plans to increase the number of catalogs it distributes from 8 million in fiscal 1996 to in excess of 20 million in fiscal 1997. The Company distributed four editions of its catalog in fiscal 1995, six editions in fiscal 1996 and anticipates distributing eight editions in fiscal 1997. While the Company has achieved response rate increases on a year-to-year basis, the Company has from time to time (including fiscal 1996) experienced decreases in response rates from catalog to catalog within a fiscal year. Response rates are influenced by a number of factors including the timing of catalog mailings, market acceptance of the Company's merchandise and the mix and presentation of products and actions of competitors. There can be no assurance that the Company will achieve response rate increases in the future. Average order size has also fluctuated seasonally. Generally, the average size of orders from the Company's fall and winter catalogs is larger than the average size of orders from its spring and summer catalogs.

       The Company is currently attempting to increase the flexibility of its catalog publishing schedule and reduce the lead time for inventory purchases to take better advantage of early indicators of customer purchasing patterns and reduce its exposure to the risk of inventory obsolescence. In the third quarter of fiscal 1996, the Company began mailing catalogs to selected portions of its house list that typically respond at higher rates, including its first sale circular and its first targeted supplemental catalog. In part to facilitate its targeted publishing strategy, the Company has developed its in-house art department to allow for shorter and more flexible publishing schedules. In addition, recently, at the Company's request, certain of the Company's vendors have agreed to purchase raw materials in advance and in excess of the Company's initial purchase orders. This allows the Company to place orders later in a season in response to early indicators of customer demand while reducing the Company's inventory risk. Although the Company sometimes shares the risk of these raw material orders with such vendors, these advance purchases limit its exposure to the greater risk of unsold finished goods. The Company believes these actions helped to improve its overall profitability in fiscal 1996.

       The Company believes that as its revenue base grows and it further penetrates its target market, the Company may not be able to sustain the levels of percentage annual growth in net sales and growth in operating income experienced in fiscal 1995 and fiscal 1996. Additionally, legislation introduced in the U.S. Congress that proposes restrictions on persons, principally list brokers, that sell, purchase or otherwise use for commercial purposes personal information about teen (under the age of 16) and children could adversely affect the Company's use of purchased and rented lists, as well as the Company's ability to generate new names for its proprietary database. Although the Company is not a list broker, it does mail catalogs to persons whose names are derived from purchased and rented lists. Approximately 36% of the names of persons to whom the Company mailed its Spring 1997 catalog were derived from purchased and rented lists. However, the Company's use of purchased and rented lists has been declining relative to the use of its house list. The Company is exploring new methods for developing its house list and believes it will be able to continue to develop this list through advertising and new channels for the distribution of its catalogs, including bulk drops on college campuses. There can be no assurance, however, that the Company will be able to develop its house list.


Results of Operations

       The following table sets forth, for the periods indicated, the percentage relationship of certain items from the Company's statement of operations to net sales. Any trends reflected by the following table may not be indicative of future results.


                                                                       Percentage of Net Sales
                                                     ------------------------------------------------------------
                                                     Fiscal Year 1994      Fiscal Year 1995      Fiscal Year 1996
                                                          Ended                 Ended                 Ended
                                                     January 31, 1995       January 31, 1996     January 31, 1997
                                                     -----------------     ------------------    -----------------
Net sales........................................          100.0%                100.0%                100.0%
Cost of sales....................................           64.0%                 54.5%                 48.4%
                                                          ------                 -----                 -----
Gross profit.....................................           36.0%                 45.5%                 51.6%
Selling, general and administrative
  expenses.......................................          276.3%                 45.4%                 39.2%
Interest income, net.............................            1.4%                  0.4%                  0.6%

Income (loss) before provision for
  income taxes...................................         (238.9%)                 0.5%                 13.0%
Provision (benefit) for income taxes.............            --                    --                   (1.1%)
                                                          ------                 -----                 -----
Net income (loss)................................         (238.9%)                 0.5%                 14.0%
                                                          ======                 =====                 =====
Net income (loss)(1).............................         (145.3%)                 0.3%                  7.6%
----------                                                ======                 =====                 =====


------------------------
(1) Computed on the basis described in Note 6 of Notes to Financial Statements and assuming the pro forma tax provisions described therein. Prior to the Offering, the Company effected the Reorganization, in which the Company converted from a limited liability company to a C corporation. See "Item 1--Business--Overview" and Note 1 of Notes to Financial Statements.


Comparison of Fiscal Years 1995 and 1996

       Net sales. Net sales increased approximately $24.6 million, from $5.7 million in fiscal 1995 to $30.2 million in fiscal 1996. The increase in net sales was primarily due to an increase in the number of catalogs mailed, as well as an increase in response rates and average order size. The Company increased the number of catalogs it distributed from 1.7 million in fiscal 1995 to 8 million in fiscal 1996. The increase in average order size resulted from a combination of factors, including increased prices on certain existing items, and the addition of certain more expensive items in the Company's catalog.

       Gross margin. Gross margin increased from 45.5% in fiscal 1995 to 51.6% in fiscal 1996. The increase in gross margin was due to improved sourcing of merchandise, including larger volume discounts from suppliers, as well as changes in product mix and higher selling prices. To a lesser degree, gross margin increased as certain related fixed costs of merchandising were spread over increased sales. These improvements were partially offset by an increased reserve for returns consistent with the Company's recent growth and an increased inventory reserve for obsolescence based upon management's evaluation of merchandise inventories as of January 31, 1997 and anticipated inventory dispositions.

       Selling, general and administrative expenses. Selling, general and administrative expenses increased approximately $9.3 million, from $2.6 million in fiscal 1995 to $11.9 million in fiscal 1996. Selling, general and administrative expenses decreased as a percentage of net sales from 45.4% in fiscal 1995 to 39.2% in fiscal 1996. The reduction in selling, general and administrative expenses as a percentage of net sales was due to economies implemented in catalog production as well as the leveraging of certain fixed costs over a larger revenue base. The reduction was partially offset by a charge of approximately $280,000 in fiscal 1996 related to the processing of names of catalog requesters through a third party service. The Company currently processes the majority of the names of its catalog requesters in-house and anticipates doing so in the future. In addition, the reduction was partially offset by the Company's higher expenditures on corporate salaries and additional information systems in anticipation of future sales growth.


Comparison of Fiscal Years 1994 and 1995

       Net Sales. Net sales increased approximately $5.6 million, from $139,000 in fiscal 1994 to $5.7 million in fiscal 1995. The increase in net sales was due primarily to the change in the Company's primary channel of distribution from on-campus college representatives to direct mail and the corresponding increase in the number of catalogs distributed. The Company increased catalog distribution from approximately 115,000 catalogs in fiscal 1994 to approximately
1.7 million catalogs in fiscal 1995.

       Gross Margin. Gross margin increased from 36.0% in fiscal 1994 to 45.5% in fiscal 1995. The increase in gross margin was due to the leveraging of certain fixed costs over a larger revenue base, improved sourcing of merchandise, including sourcing in larger quantities from a broader range of vendors, as well as a change in merchandise mix to higher margin apparel and accessories. The increase in gross margin in fiscal 1995 was partially offset by the Company's decision to liquidate excess inventory through charitable donations in the fourth quarter of fiscal 1995.

       Selling, general and administrative expenses. Selling, general and administrative expenses increased approximately $2.2 million, from $384,000 in fiscal 1994 to $2.6 million in fiscal 1995. Selling, general and administrative expenses decreased as a percentage of net sales from 276.3% in fiscal 1994 to 45.4% in fiscal 1995. This reduction in selling, general and administrative expenses as a percentage of net sales was due primarily to the fact that revenues increased faster than expenses. The reduction in expenses as a percentage of net sales was partially offset by a higher corporate payroll and higher expenditures for management information systems and telephone systems related to the Company's infrastructure growth.


Seasonality

       The Company is subject to seasonal fluctuations in its merchandise sales and results of operations. The Company expects its net sales and results of operations generally to be lower in the first and second quarters than in the third and fourth quarters of each fiscal year (which include the back-to-school and holiday seasons). The Company's quarterly results may fluctuate as a result of numerous factors, including the timing, quantity and cost of catalog mailings, the timing of sale circulars and liquidations, the timing of merchandise deliveries, market acceptance of the Company's merchandise (including new merchandise categories or products introduced), the mix of products sold, the hiring and training of additional personnel, the timing of inventory writedowns, the incurrence of other operating costs and factors beyond the Company's control, such as general economic conditions and actions of competitors.

Accordingly, the results of operations in any quarter will not necessarily be indicative of the results that may be achieved for a full fiscal year or any future quarter.


Liquidity and Capital Resources

       Since its inception, the Company has met its operating and cash requirements through funds generated from operations, the private sales of equity securities and, most recently, the Offering. All of the Company's working capital needs have been satisfied by cash provided by operations since the third quarter of fiscal 1995. Cash provided by operations in fiscal 1996 was $5.6 million and $40,000 in fiscal 1995, while cash used in operations was $422,000 in fiscal 1994. This trend was primarily due to lower selling, general and administrative expenses as a percentage of net sales and higher gross margins.

       Cash used in investing in fiscal 1996 was $940,000 (not including $21.0 million invested in short-term securities), $169,000 in fiscal 1995 and $7,000 in fiscal 1994. The Company expects to make capital expenditures of approximately $1.5 million to upgrade its management information systems in fiscal 1997. The Company also anticipates capital expenditures of at least $1.5 million in property, plant and equipment, including leasehold improvements, office equipment and expenditures relating to the Company's warehouse and distribution operations.

       Cash and cash equivalents increased by approximately $20.6 million from January 31, 1996 to January 31, 1997, primarily due to the receipt of the net proceeds to the Company from the Offering and, to a lesser extent, due to increased cash generated by operations, but offset by a distribution of $4.0 million to members of dELiA*s LLC prior to the Reorganization.

       During the fiscal year prior to the Offering, the Company operated as a limited liability company with taxes paid by its members. Following the Reorganization in which the Company's business was transferred to a Delaware corporation, the Company ceased to be a flow-through entity and is now liable for applicable income taxes. See "Item 1--Business--Overview" and Note 6 of Notes to Financial Statements.

       The Company has a revolving line of credit for seasonal working capital, collateralized by all of the Company's assets other than inventory. The maximum amount available under the line of credit is $3.0 million. The interest rate on the line of credit is the lending bank's prime rate (8.25% at January 31, 1997) plus 2%. The line expires on July 31, 1997. The Company has not drawn on this line.

       The Company believes that its cash on hand, together with cash generated by operations and the net proceeds of the Offering, will be sufficient to meet its capital and operating requirements through fiscal 1997. The Company's future capital requirements, however, depend on numerous factors, including, without limitation, the success of its marketing, sales and distribution efforts. There can be no assurance that additional funds, if required, will be available to the Company on favorable terms or at all.


Inflation

       The Company does not believe that inflation has had a material adverse effect on net sales or results of operations. The Company has generally been able to pass on increased costs related to inflation through increases in its prices to customers.

Recent Accounting Pronouncements

       In March 1995, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and is effective for fiscal years beginning after December 15, 1995. The adoption of SFAS No. 121 did not have an effect on the Company's financial position or results of operations.

       In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," which is effective for the Company beginning February 1, 1996. SFAS No. 123 requires disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation expense to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply Accounting Principles Board Opinion ("APB") No. 25, which recognizes compensation costs based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB No. 25 to its stock-based compensation awards to employees. The required disclosures of pro forma effects on net income and earnings per share are described in Note 12 of Notes to Financial Statements.

       In February 1997, the FASB issued SFAS No. 128, "Earnings per Share" ("EPS")," which is effective for both interim and annual periods ending after December 15, 1997. SFAS No. 128 supersedes APB No. 15 and specifies the computation, presentation and disclosure requirement for basic and diluted EPS. The Company expects that the adoption of this new standard would not have had a material effect on EPS for the fiscal year ended January 31, 1997.


Item 8. Financial Statements and Supplementary Data.

       See Item 14 of Part IV of this report.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

       On August 30, 1996, the Company engaged Deloitte & Touche LLP as its independent public accountant to audit the Company's financial statements. The decision to change accountants was approved by the managers of dELiA*s LLC. Richard A. Eisner & Company, LLP's report on the financial statements for the Company's two most recent fiscal years did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles. During the Company's two most recent fiscal years preceding the engagement of Deloitte & Touche LLP, there were no disagreements with Richard A. Eisner & Company, LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of Richard A. Eisner & Company, LLP, would have caused it to make a reference to the subject matter of the disagreement in connection with its report. During the Company's two most recent fiscal years prior to engaging Deloitte & Touche LLP, the Company did not consult with Deloitte & Touche LLP regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements.


                                    PART III


       The information required by Part III (Items 10 through 13) is incorporated by reference to the captions "Beneficial Ownership of Voting Securities," "Election of Directors," "Management" and "Certain Transactions" in the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the Company's fiscal year covered by this report.


                                     PART IV


Item 14. Exhibits, Financial Statements, and Reports on Form 8-K.

         (a) See Index to Financial Statements on page F-1.

         (b) The Company did not file any reports on Form 8-K during the fourth quarter of fiscal 1996.

         (c) See Exhibit Index immediately following the Notes to Financial Statements.

                                  dELiA*s Inc.

                          Index to Financial Statements


Independent Auditors' Reports............................................   F-2

FINANCIAL STATEMENTS:
Balance Sheets as of January 31, 1996 and 1997...........................   F-4

Statements of Operations for the fiscal years ended
   January 31, 1995, 1996  and 1997 ....................................    F-5

Statements of Stockholders' Equity for the fiscal
   years ended January 31, 1995, 1996 and 1997 .........................    F-6

Statements of Cash Flows for the fiscal years ended
    January 31, 1995, 1996  and 1997 ...................................    F-7

Notes to Financial Statements............................................   F-8

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of dELiA*s Inc.
New York, New York

       We have audited the accompanying balance sheet of dELiA*s Inc. (the "Company") as of January 31, 1997, and the related statements of operations, stockholders' equity, and cash flows for the fiscal year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

       We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

       In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company at January 31, 1997, and the results of its operations and its cash flows for the fiscal year then ended in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE LLP
March 12, 1997
New York, New York

                         REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Stockholders of dELiA*s Inc.
New York, New York

       We have audited the accompanying balance sheet of dELiA*s Inc. as at January 31, 1996 and the related statements of operations, stockholders' equity and cash flows for each of the years in the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

       We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

       In our opinion, the financial statements enumerated above present fairly, in all material respects, the financial position of dELiA*s Inc. at January 31, 1996, and results of its operations and its cash flows for each of the years in the two years then ended in conformity with generally accepted accounting principles.


Richard A. Eisner & Company, LLP

New York, New York
August 14, 1996

With respect to the
  share issuance in Note 1
December 18, 1996
                                  dELiA*s Inc.

                                 BALANCE SHEETS
                        (in thousands, except share data)


                                                                     January 31, 1996       January 31, 1997
                                                                    -----------------       ----------------
                                ASSETS
CURRENT ASSETS
      Cash and cash equivalents........................................  $       675         $    21,316
      Receivables from related parties.................................           --                  61
      Merchandise inventories..........................................          221               4,072
      Prepaid expenses and other current assets........................          128                 310
      Deferred taxes...................................................           --                 536
                                                                         -----------         -----------
            Total current assets.......................................        1,024              26,295
                                                                         -----------         -----------
PROPERTY AND EQUIPMENT--Net.............................................         166               1,021
OTHER ASSETS...........................................................           76                  98
                                                                         -----------         -----------
TOTAL ASSETS...........................................................  $     1,266         $    27,414
                                                                         ===========         ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
      Accounts payable.................................................  $        63         $     3,148
      Accrued expenses and other current liabilities...................          137               1,937
      Sales return allowance...........................................           25                 372
      Liabilities due to customers.....................................           76                 618
      Income taxes payable.............................................            3                 193
                                                                         -----------         -----------
            Total current liabilities..................................          304               6,268
                                                                         -----------         -----------
DEFERRED CREDITS.......................................................           --                  14
COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' EQUITY:
      Preferred Stock, par value $.01 per share;
            Authorized--1,000,000 shares;
            Shares issued and outstanding--none.........................          --                 --
      Common Stock, par value $.01 per share;
            Authorized--50,000,000 shares
            Issued and outstanding--9,191,935 and 12,052,500 shares, at
            January 31, 1996 and 1997, respectively....................           92                 121
      Note receivable from stockholder.................................           --                 (50)
      Deferred compensation............................................           --                (147)
      Additional paid-in capital                                               1,208              20,874
      Retained earnings/(deficit)......................................         (338)                334
                                                                         -----------         -----------
               Total stockholders' equity..............................          962              21,132
                                                                         -----------         -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.............................  $     1,266         $    27,414
                                                                         ===========         ===========

                                            See Notes to Financial Statements
                                                dELiA*s Inc.

                                          STATEMENTS OF OPERATIONS
                                    (in thousands, except per share data)

                                                                                  Fiscal Year Ended January 31,
                                                                          ----------------------------------------------
                                                                              1995            1996              1997
                                                                          ------------     ------------     ------------
NET SALES..............................................................   $        139     $      5,652     $     30,225
COST OF SALES..........................................................             89            3,078           14,624
                                                                          ------------     ------------     ------------
GROSS PROFIT...........................................................             50            2,574           15,601
                                                                          ------------     ------------     ------------
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES...........................            384            2,569           11,850
INTEREST INCOME, NET...................................................              2               25              176
                                                                          ------------     ------------     ------------
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES........................           (332)              30            3,927
PROVISION (BENEFIT) FOR INCOME TAXES...................................             --                3             (328)
                                                                          ------------     ------------     ------------
NET INCOME (LOSS)......................................................   $       (332)    $         27     $      4,255
Pro Forma Income Data (Unaudited)
  Income (Loss) before provision for income
      taxes as reported...................... .........................   $       (332)    $         30     $      3,927
  Pro forma provision (benefit) for income taxes.......................           (130)              12            1,620
                                                                          ------------     ------------     ------------
  Pro forma net income (loss)..........................................   $       (202)    $         18     $      2,307
                                                                          ============     ============     ============
  Pro forma net income (loss) per share................................   $      (0.02)    $       0.00     $       0.23
                                                                          ============     ============     ============
  Shares used in the calculation of pro forma net
      income (loss) per share. ........................................         10,000           10,000           10,214
                                                                          ============     ============     ============

                                        See Notes to Financial Statements
                                  dELiA*s Inc.

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                        (in thousands, except share data)



                                                   Common Stock        Note
                                               ------------------   Receivable                  Additional   Retained      Total
                                                Number of             from         Deferred      Paid-In    Earnings/  Stockholders'
                                                 Shares    Amount   Stockholder   Compensation   Capital    (Deficit)     Equity
                                               ----------  ------   -----------   ------------  ----------  ---------  -------------
BALANCE, JANUARY 31, 1994....................   2,821,197  $  28       $   --        $    --     $     172  $   (33)    $    167
Issuance of common stock.....................   5,372,072     54           --             --           946       --        1,000
Net loss.....................................          --     --           --             --            --     (332)        (332)
                                               ----------  -----        -----        -------      --------  --------    --------
BALANCE, JANUARY 31, 1995                       8,193,269     82           --             --         1,118     (365)         835
Issuance of common stock ....................     998,666     10           --             --            90       --          100
Net income ..................................          --     --           --             --            --       27           27
                                               ----------  -----        -----        -------      --------  -------     --------
BALANCE, JANUARY 31, 1996....................   9,191,935     92           --             --         1,208     (338)         962
Issuance of common stock.....................     808,065      8          (50)          (217)          259       --           --
LLC Distribution (Note 1)....................          --     --           --             --         (417)   (3,583)      (4,000)
Net proceeds from issuance of common stock
     in initial public offering..............   2,052,500     21           --             --        19,824       --       19,845
Deferred compensation expense................          --     --           --             70            --       --           70
Net income...................................          --     --           --             --            --    4,255        4,255
                                               ----------  -----       ------        -------      --------  -------     --------
BALANCE, JANUARY 31, 1997....................  12,052,500  $  21       $  (50)        $ (147)     $ 20,874  $   334     $ 21,132
                                               ==========  =====       ======        =======      ========  =======     ========







                        See Notes to Financial Statements
                                  dELiA*s Inc.

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                              Fiscal Year Ended January 31
                                                                                ----------------------------------------------------
                                                                                     1995                1996               1997
                                                                                -------------       -------------      -------------
CASH FLOWS FROM OPERATING
    ACTIVITIES:
        Net income (loss).....................................................  $        (332)      $          27        $    4,255
        Adjustments to reconcile net income (loss) to net cash
            provided by (used in) operating activities
               Depreciation and amortization..................................              1                  14                95
            Inventory reserves for obsolescence...............................              6                  25               562
            Sales return allowance............................................             --                  25               347
            Compensation expense related to issuance of Restricted Stock......             --                  --                70
            Changes in operating assets and liabilities:
               Receivables from related parties...............................             --                  --               (61)
               Merchandise inventories........................................            (80)               (156)           (4,413)
               Prepaid expenses and other current assets......................            (50)                (61)             (182)
               Deferred taxes.................................................             --                  --              (536)
               Other assets...................................................             (2)                (78)              (32)
               Accounts payable...............................................             35                  63             3,085
               Accrued expenses and other current liabilities.................             --                 102             1,800
               Liabilities due to customers...................................             --                  76               542
               Income taxes payable...........................................             --                   3               190
               Deferred credits...............................................             --                  --                14
                                                                                -------------       -------------      ------------
Net cash (used in) provided by operating activities...........................           (422)                 40             5,736
                                                                                -------------       -------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures......................................................             (7)               (169)             (940)
                                                                                -------------       -------------      ------------
Net cash used in investing activities.........................................             --                  --              (940)
                                                                                -------------       -------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from issuance of common stock................................          1,000                 100            19,845
    Payments for dividends....................................................             --                  --            (4,000)
                                                                                -------------       -------------      ------------
Net cash provided by financing activities.....................................          1,000                 100            15,845
                                                                                -------------       -------------      ------------
INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS................................            571                 (29)           20,641
CASH & CASH EQUIVALENTS-- BEGINNING OF PERIOD.................................            133                 704               675
                                                                                -------------       -------------      ------------
CASH & CASH EQUIVALENTS-- END OF PERIOD.......................................  $         704       $         675      $     21,316
                                                                                =============       =============      ============


SUPPLEMENTARY CASH FLOW INFORMATION:
    Income taxes paid.........................................................  $          --       $          --      $         15
                                                                                =============       =============      ============
    Interest paid.............................................................  $          --       $          --      $         27
                                                                                =============       =============      ============

SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING AND                                           --                  --                50
FINANCING ACTIVITIES:
    Increase in note receivable from stockholder..............................  $                   $                  $
    Increase in deferred compensation.........................................             --                  --               217
    Increase in common stock..................................................             --                  --                (8)
    Increase in additional paid-in capital....................................             --                  --              (259)
                                                                                -------------       -------------      ------------
                                                                                $          --       $          --      $         --
                                                                                =============       =============      ============


                        See Notes to Financial Statements
                                  dELiA*s Inc.

                          NOTES TO FINANCIAL STATEMENTS

               Fiscal Years Ended January 31, 1995, 1996 and 1997

1. Business and Basis of Presentation

       dELiA*s Inc. (the "Company" or "dInc") is a direct marketer of casual apparel and related accessories to teen girls and young women primarily between the ages of 10 and 24. The Company offers a broad selection of merchandise, presented in distinctively styled catalogs; the first catalog was mailed in March 1994. The Company maintains a corporate headquarters, telemarketing and customer service group in New York, New York and utilizes a third-party fulfillment facility for processing merchandise in Lancaster, Pennsylvania.

       The Company is subject to seasonal fluctuations in its merchandise sales and results of operations. The Company expects its sales operating results generally to be lower in the first and second quarters than in the third and fourth quarters (which include the back-to-school and holiday seasons) of each fiscal year.

       The Company is a successor to a business originally founded in September 1993. In 1995, the successor business began to operate as a New York limited liability company under the name dELiA*s LLC ("dLLC"). As a limited liability company, dLLC was treated for income tax purposes as a partnership with taxes on the income generated by dLLC paid by its members. In October 1996, dInc was incorporated in Delaware. Prior to the completion of the Company's initial public offering of Common Stock of dInc (the "Offering"), dLLC and dInc engaged in a reorganization transaction (the "Reorganization") pursuant to which dLLC contributed its assets to dInc and dInc assumed, and agreed to pay, perform and discharge, all liabilities of dLLC (except for income tax liabilities). In connection with the Reorganization, dInc issued 10,000,000 shares of Common Stock to dLLC, of which 704,794 shares are restricted under the Company's Restricted Stock Plan. See Note 11--1996 Restricted Stock Plan. The Reorganization also resulted in the distribution to existing members of dLLC of $4,000,000 and the shares of Common Stock of dInc in accordance with the dLLC operating agreement (the "LLC Distribution"). The accompanying financial statements and footnotes are presented to reflect the Reorganization as described above, which was accounted for on a basis similar to a pooling of interests.


2. Summary of Significant Accounting Policies

       a. Fiscal Year--The Company's fiscal year ends on January 31.

       b. Cash Equivalents--The Company considers all highly liquid investments, with maturities of 90 days or less when purchased, to be cash equivalents. Cash equivalents are stated at cost, which approximates market value.

       c. Merchandise Inventories--Merchandise inventories, which are all finished goods, are stated at the lower of cost (determined on a first-in, first-out basis) or market value.

       d. Catalog Costs--Catalogs costs, which primarily consist of catalog production and mailing costs, are capitalized and amortized over the expected future revenue stream, which is principally from three to five months from the date catalogs are mailed. The Company accounts for catalog costs in accordance with the AICPA Statement of Position ("SOP") 93-7, "Reporting on Advertising Costs." SOP 93-7 requires that the amortization of capitalized advertising costs should be the amount computed using the ratio that current period revenues for the catalog cost pool
                                  dELiA*s Inc.

                          NOTES TO FINANCIAL STATEMENTS

               Fiscal Years Ended January 31, 1995, 1996 and 1997


bear to the total of current and estimated future period revenues for that catalog cost pool. Deferred catalog costs as of January 31, 1996 and January 31, 1997 were $93,000 and $272,000, respectively. Catalog costs, which are reflected in selling, general and administrative expenses, for the fiscal years ended January 31, 1995, 1996 and 1997 were $162,000, $1,104,000 and $4,549,000, respectively.

       e. Property and Equipment--Property and equipment are stated at cost. Furniture, fixtures and equipment are depreciated by the straight-line method over the estimated useful lives of the respective assets, ranging from 5 to 10 years. Leasehold improvements are amortized ratably over the lesser of the remaining lease term or useful life of the improvement. See Note 3--Property and Equipment.

       f. Income Taxes--Prior to the Offering, the Company was a limited liability company ("LLC") and each member's respective portion of dLLC's taxable income or loss was reportable on such members' own federal and state tax returns. As an LLC, the Company was subject to income tax in New York State, New York City and Pennsylvania. As discussed in Note 1, the Company has effected a Reorganization that changed the income tax status of the Company to a taxable C corporation. Subsequent to the Reorganization, deferred income tax assets and liabilities were recorded in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." See Note 6--Income Taxes.

       g. Deferred Credits--Deferred credits represent deferred rent that results from the accounting for rent expense on a straight-line basis over the lease term for leases with scheduled rent increases.

       h. Revenue Recognition--Revenue is recognized when merchandise is shipped to customers. The Company accrues a sales return allowance in accordance with its return policy for estimated returns of merchandise subsequent to the balance sheet date that relate to sales prior to the balance sheet date. At January 31, 1996 and January 31, 1997, sales return allowances were $25,000 and $372,000, respectively.

       i. Pro Forma Net Income Per Share--Pro forma net income per share is based on the weighted average number of common shares and common share equivalents outstanding. The common shares give effect to the issuance of 10,000,000 shares of Common Stock to dLLC as described in Note 1, and 2,052,500 shares in the Offering. The number of common shares and common share equivalents used in the calculation of pro forma net income per share was 10,000,000 for the years ended January 31, 1995, and 1996 and 10,214,000 for the year ended January 31, 1997. Common stock issued at prices below the initial public offering price during the twelve month period preceding the Offering has been included as outstanding as if the stock were outstanding for all periods presented. The effect of stock options was not material for the year ended January 31, 1997.

       j. Fair Value of Financial Instruments--The following disclosure about the fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, "Disclosures About Fair Value of Financial Instruments." The carrying amounts reported in the balance sheets for cash and cash equivalents, receivables and accounts payable approximate fair value because of the short-term maturity of those financial instruments.

       k. Use of Estimates in the Preparation of Financial Statements--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of
                                  dELiA*s Inc.

                          NOTES TO FINANCIAL STATEMENTS

               Fiscal Years Ended January 31, 1995, 1996 and 1997


the financial statements and the reported amounts of revenues ane expenses during the reporting period. Actual results could differ from those estimates.

       l. Recent Accounting Pronouncements--In March 1995, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and is effective for fiscal years beginning after December 15, 1995. The adoption of SFAS No. 121 did not have an effect on the Company's financial position or results of operations.

       In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," which is effective for the Company beginning February 1, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation expense to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply Accounting Principles Board Opinion ("APB") No. 25, which recognizes compensation costs based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB No. 25 to its stock-based compensation awards to employees. See Note 12--Stock Options for the required disclosure of pro forma effects on net income and earnings per share.

       In February 1997, the FASB issued SFAS No. 128, "Earnings per Share" ("EPS")," which is effective for both interim and annual periods ending after December 15, 1997. SFAS No. 128 supersedes APB No. 15 and specifies the computation, presentation and disclosure requirement for basic and diluted EPS. The Company expects that the adoption of this new standard would not have had a material effect on EPS for the fiscal year ended January 31, 1997.


3.         Property and Equipment

      Major classes of property and equipment are as follows:


                                          Estimated    January 31,   January 31,
                                        Useful Lives      1996          1997
                                        ------------  ------------  ------------
Furniture, fixtures and equipment.....   5-10 years     $ 139,000    $  936,000
Leasehold improvements................ Term of lease       37,000       180,000
                                                        ---------    -----------
Total--at cost.........................                   176,000     1,116,000
Less accumulated depreciation and
    amortization.......................                    10,000        95,000
                                                        ---------    ----------
Total property and equipment--
    net................................                 $ 166,000    $1,021,000
                                                        =========    ==========

4. Credit and Financing Agreements

       At January 31, 1997, the Company had a line of credit agreement with a bank providing for short-term loans of up to $3.0 million subject to bank approval. Borrowings under the agreement are secured by all assets of the
                                  dELiA*s Inc.

                          NOTES TO FINANCIAL STATEMENTS

               Fiscal Years Ended January 31, 1995, 1996 and 1997


Company except for merchandise inventories and bear interest at the prime rate plus two percent (10.25 percent at January 31, 1997). There were no funds borrowed under the agreement during the fiscal years ended January 31, 1995, 1996 and 1997.


I. Interest Income--Net

       Interest income--net consists of the following:



                          Fiscal Year 1994   Fiscal Year 1995   Fiscal Year 1996
                                 Ended             Ended             Ended
                          January 31, 1995    January 31, 1996  January 31, 1997
                         ------------------  -----------------  ----------------
Interest income.........      $  2,000           $  25,000         $ 203,000
Interest expense........            --                  --            27,000
                              --------           ---------         ---------
Interest income--net....      $  2,000           $  25,000         $ 176,000
                              ========           =========         =========

II. Income Taxes

    The provision for income taxes is comprised of the following:

                         Fiscal Year 1994   Fiscal Year 1995   Fiscal Year 1996
                               Ended             Ended             Ended
                          January 31, 1995    January 31, 1996  January 31, 1997
                         -----------------  ------------------ -----------------
Federal:
   Current................   $        --      $          --      $         --
   Deferred...............            --                 --          (445,000)
                             -----------      -------------      ------------
      Total federal.......            --                 --          (445,000)
                             -----------      -------------      ------------
State and local:
   Current................            --              3,000           208,000
   Deferred...............            --                 --           (91,000)
                             -----------      -------------       -----------
      Total state
         and local........            --              3,000           117,000
                             -----------      -------------       -----------
Total provision
   (benefit)...              $        --      $       3,000       $  (328,000)
                             ===========      =============       ===========

       Effective September 9, 1993 (date of inception), the Company's predecessor, dELiA*s Ltd., elected S corporation status under applicable provisions of the Internal Revenue Code. In 1995, dELiA*s Ltd. was succeeded by dLLC and was treated as a partnership for income tax purposes. As such, dELiA*s Ltd. and dLLC paid no federal income taxes
                                  dELiA*s Inc.

                          NOTES TO FINANCIAL STATEMENTS

               Fiscal Years Ended January 31, 1995, 1996 and 1997


as all taxable income was taxed directly at the shareholder and membership level. The income tax provision reflects corporate level taxes due to applicable jurisdictions.

       The effective income tax rates differed from the federal statutory income tax rates as follows:



                                       Fiscal Year 1994     Fiscal Year 1995   Fiscal Year 1996
                                            Ended                Ended              Ended
                                       January 31, 1995     January 31, 1996   January 31, 1997
                                      -----------------     ----------------   ----------------
Federal taxes at statutory rates......    $(113,000)           $10,000             $1,323,000
State and local taxes
    net of federal benefit............      (20,000)             5,000                272,000
Effect of S Corporation
    and LLC...........................      133,000            (12,000)            (1,923,000)
                                          ---------            -------             ----------
                                          $      --            $ 3,000             $ (328,000)
                                          =========            =======             ==========

       The tax effect of temporary differences and carryforwards which give rise to deferred tax assets and liabilities are:


                                           January 31, 1996    January 31, 1997
                                           ----------------    ----------------
Deferred tax assets:
    Inventory reserves..................      $  --               $  184,000
    Sales return allowance..............         --                  153,000
    Deferred compensation expense.......         --                   33,000
    Uniform capitalization
        - inventories...................         --                   65,000
    Net operating loss..................         --                  227,000
                                              --------            ----------
Total deferred tax assets...............         --                  662,000
                                              --------            ----------
Deferred tax liabilities:
    Catalog costs.......................         --                 (111,000)
    Depreciation........................         --                  (15,000)
                                              --------            ----------
Total deferred tax liabilities..........         --                 (126,000)
                                              --------            ----------
Net deferred tax asset..................      $  --                $  536,000
                                              ========            ==========


Pro Forma Provision for Income Taxes (Unaudited)

      The unaudited pro forma provision for income taxes represents estimated income taxes that would have been reported had the Company filed its tax returns as a taxable C corporation which reflects the Reorganization described in Note 1 for all periods presented.

                                  dELiA*s Inc.

                          NOTES TO FINANCIAL STATEMENTS

               Fiscal Years Ended January 31, 1995, 1996 and 1997


      The pro forma provision for income taxes is comprised of the following:


                                Fiscal Year 1994   Fiscal Year 1995     Fiscal Year 1996
                                      Ended              Ended               Ended
                                January 31, 1995    January 31, 1996  January 31, 1997
                                ----------------  ------------------  -------------------
Federal
    Current.................     $     --              $   --             $   1,304,000
    Deferred................         109,000             10,000                (143,000)
                                 -----------           --------           -------------
      Total federal.........        (109,000)            10,000               1,161,000
                                 -----------           --------
State and local:
    Current.................           --                  --                   489,000
    Deferred................         (21,000)              2,000                (30,000)
                                 -----------           ---------         --------------
      Total state and local.        (130,000)             12,000                459,000
                                 -----------           ---------         --------------
    Total provision.........     $  (130,000)          $  12,000         $    1,620,000
                                 ===========           =========         ==============

7.   Stockholders' Equity

     Effective upon the Reorganization, as described in Note 1, the Company has authorized 1,000,000 shares of preferred stock, $.01 par value per share, no shares issued or outstanding; 50,000,000 shares of common stock, $.01 par value per share, 9,191,935 and 12,052,500 shares issued and outstanding at January 31, 1996, and January 31, 1997, respectively.

     Prior to January 31, 1996, dLLC issued Class A Membership Interests for capital contributions of $1,300,000, which upon the Reorganization converted into 9,191,935 shares of Common Stock. During the fiscal year ended January 31, 1997, the Company issued Class C Membership Interests for capital contributions of $50,000, which upon the Reorganization converted into 103,591 shares of Common Stock.

     During the fiscal year ended January 31, 1997, Class B restricted membership interests were granted to certain employees at no cost to these employees. The cost of restricted membership interests, based upon the interests' fair market value at the award date in the amount of $217,000, was credited to stockholders' equity and is being subsequently amortized against earnings over the vesting period of 30 months. Deferred compensation expense recognized during the fiscal year ended January 31, 1997 was $70,000. Upon the Reorganization, the Class B restricted membership interests converted into 704,474 shares of restricted common stock. See Note 11--1996 Restricted Stock Plan and Note 13-- Family Stockholders' Agreement.


8.   Related Party Transactions

     Receivables from related parties as of January 31, 1997 included (i) non-interest-bearing loans receivable from two stockholder/executives for an aggregate of $61,000, related to such certain stockholders' personal income taxes attributable to income of the Company as a limited liability company and
(ii) a non-interest-bearing loan receivable from a third stockholder/executive of the Company in the amount of $50,000 related to the executive's capital contribution.

                                  dELiA*s Inc.

                          NOTES TO FINANCIAL STATEMENTS

               Fiscal Years Ended January 31, 1995, 1996 and 1997


9.   Commitments

     As of January 31, 1997 the Company was obligated under various long-term operating leases for office space and equipment requiring minimum annual rentals. These operating leases expire on varying dates to 2003. At January 31, 1997 aggregate minimum rentals in future periods are as follows:


      Fiscal Year
        Ending
      January 31,
         1998 ........................................$477,000
         1999 .........................................385,000
         2000 .........................................286,000
         2001 .........................................221,000
         2002 .........................................150,000
      Thereafter .......................................37,000

     In addition, the Company is obligated to pay a proportionate share of increases in real estate taxes and other occupancy costs.

     Rent expense for the fiscal years ended January 31, 1995, 1996 and 1997 was $44,000, $88,000 and $128,477, respectively.

     In April 1997, the Company entered into: (i) a three-year lease agreement for warehouse and distribution space in Hanover, Pennsylvania, providing for monthly payments amounting to an aggregate of $351,600 per year (the term of the lease commences in June 1997 and expires in June 2000); and (ii) a lease agreement for additional space adjacent to its principal offices in New York City, which lease agreement increases the Company's aggregate annual rental payments for its principal offices to $269,000, $310,000 and $323,000 for the periods ending March 31, 1998, April 30, 2003 and March 31, 2007, respectively. The lease agreement for the Company's principal offices expires in 2007.

     The Company has an agreement (the "Fulfillment Agreement") with a third-party fulfillment contractor to provide warehouse space near Lancaster, Pennsylvania for inventory storage and processing, including the fulfillment of customer orders for merchandise. The Company neither owns nor leases such warehouse space; the cost of the warehouse space is included in the fees paid by the Company to the third-party fulfillment contractor under the terms of the Fulfillment Agreement. The Fulfillment Agreement has a fixed term that expires on April 30, 1997 and thereafter is terminable by either party at the end of the calendar month following the giving of 60 days' notice. At January 31, 1997, aggregate minimum payments in future periods under the Fulfillment Agreement are as follows: $86,000 for fiscal year ending January 31, 1998.


10.  Employment Agreements

     Prior to the Offering, two executives of the Company entered into three-year agreements with the Company providing for the continuation of their employment at minimum salaries of $100,000 a year for each executive, subject to annual
                                  dELiA*s Inc.

                          NOTES TO FINANCIAL STATEMENTS

               Fiscal Years Ended January 31, 1995, 1996 and 1997


upward adjustment in proportion to the increase in the consumer price index plus such increases in salary and bonuses as approved by the Board of Directors.

     In July 1996, an executive of the Company entered into an agreement with the Company providing for the continuation of his employment at a minimum salary each year of $100,000 plus such increases in salary and bonuses as approved by the Board of Directors. The agreement terminates in July 2001.


11.  1996 Restricted Stock Plan

     Concurrent with the Reorganization, the Company approved and adopted the 1996 Restricted Stock Plan (the "Restricted Stock Plan") pursuant to which 704,794 shares of Common Stock were exchanged for restricted membership interests in dLLC held by certain employees of the Company ("Restricted Interest Holders"). Upon the issuance of such shares, no more shares were available for issuance pursuant to the Restricted Stock Plan.

     Under the provisions of the restricted stock agreements between each Restricted Interest Holder and the Company, the restrictions on the shares generally lapse 30 months from the grant date of the original restricted membership interest in dLLC. If a Restricted Interest Holder's employment is terminated prior to the 30th month for any reason, the Restricted Interest Holder will forfeit all rights to the restricted stock. Within the limits of the Restricted Stock Plan, the compensation committee may provide for the lapse of such restrictions in installments in whole or in part or may accelerate or waive such restrictions at any time.

     In addition, the restricted stock agreements give an executive officer/stockholder of the Company the right to vote all the shares of common stock issued to the Restricted Interest Holders pursuant to such agreements on all matters during the period in which such shares are subject to restrictions on transfer.


12.  Stock Options

     An executive is party to a stock option agreement with the Company pursuant to which the Company granted such executive an option to purchase up to an aggregate of 250,000 shares of Common Stock at the price per share to the public in the Offering (the "Exercise Price"). The option becomes exercisable as to 50,000 shares on each of July 21, 1997, 1998, 1999, 2000 and 2001. If the executive's employment terminates before July 21, 2001 as a result of his death or disability, or if the Company terminates his employment other than for cause or if the Company effects a Constructive Discharge (as defined in the executive's employment agreement) of the executive, the option will become exercisable as to all 250,000 shares; if the executive's employment terminates other than as set forth above, the portion of the option that is not then exercisable terminates. During the 30-day period beginning on the fourth anniversary of the termination of the executive's employment for any reason, the Company may purchase all the shares previously purchased by the executive pursuant to the option and terminate all further rights under the option in exchange for an amount determined pursuant to the stock option agreement. Upon a merger, consolidation or sale of substantially all the assets of the Company, the option will become immediately exercisable as to 50% of the shares as to which the option has not yet become exercisable, with the balance of the option not then exercisable becoming exercisable in equal amounts on each July 21 thereafter through July 21, 2001. If the executive's employment terminates before July 22, 1997, a
                                  dELiA*s Inc.

                          NOTES TO FINANCIAL STATEMENTS

               Fiscal Years Ended January 31, 1995, 1996 and 1997


stockholder/executive of the Company will have the option to purchase from the executive 100,000 shares of Common Stock for $50,000.

     Concurrent with the Reorganization, the Company approved and adopted the 1996 Stock Incentive Plan (the "Incentive Plan"), which provides for the following types of awards of eligible employees: (i) stock options, including incentive stock options and non-qualified stock options; (ii) stock appreciation rights, in tandem with stock options or freestanding; and (iii) restricted stock. Awards may be granted singly, in combination or in tandem, as determined by a committee of the Company's board of directors.

     The maximum number of shares of Common Stock that may be issued pursuant to the Incentive Plan is 1,250,000. The maximum number of shares of Common Stock subject to each of stock options or stock appreciation rights that may be granted to any individual under the Incentive Plan is 100,000 for each fiscal year of the Company during the term of the Incentive Plan. If a stock appreciation right is granted in tandem with a stock option, it shall apply against the individual limits for both stock options and stock appreciation rights, but only once against the maximum number of shares available under the Incentive Plan.

     Under the Incentive Plan, two independent non-employee directors were granted, at the time of the Offering, an option to purchase 40,000 shares each of Common Stock at an exercise price per share equal to the Offering price. All options granted to non-employee directors will become exercisable at the rate of 20% on each of the first five anniversaries of the date of grant, assuming the non-employee director is a director on those dates, and all such options generally will cease to be exercisable ten years from the date of grant. Upon a Change of Control (as defined in the Incentive Plan), all options (which have not yet expired) will automatically become exercisable.

     In addition, options to purchase an aggregate of 53,750 shares of Common Stock were granted to sixteen employees of the Company at the time of the Offering. These options granted to employees will become exercisable over a period of one to three years after the date of the Offering and expire after 10 years. The exercise price per share of the options that were granted at the time of the Offering is equal to the initial public offering price.

     A summary of the status of the options to purchase shares of Common Stock outstanding as of January 31, 1997 follows:


                                                                     Weighted
                                                      Options     Exercise Price
                                                      -------     --------------
Outstanding at beginning of year ................          --         $   --
     Granted                                          383,750          11.00
     Exercised                                             --             --
     Canceled                                              --             --
                                                      -------         ------
Outstanding at end of year ......................     383,750         $11.00
                                                      =======         ======
Options exercisable at end of year ..............          --         $11.00
                                                      =======         ======


     The Company applies APB No. 25 and related interpretations in accounting for its stock option and purchase plans. Accordingly, no compensation expense has been recognized for those plans in the year ended January 31, 1997. Had compensation expense been determined based on the fair value of stock option grants on the date of grant consistent with
                                  dELiA*s Inc.

                          NOTES TO FINANCIAL STATEMENTS

               Fiscal Years Ended January 31, 1995, 1996 and 1997


SFAS No. 123, the effect on the Company's net income and earnings per share for the year ended January 31, 1997 would not have been material.

     The estimated fair market value of options granted during the year ended January 31, 1997 was $4.08 per share. The fair value of options granted by the Company during the year ended January 31, 1997 was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions used: no dividend yield; expected volatility (based on comparable stocks) of 45 percent; risk-free interest rate of 6.4 percent; expected lives of three to five years.


13.  Family Stockholders' Agreement

     Concurrent with the Reorganization, certain stockholders (the "Family Holders") and a stockholder/executive of the Company (the "Executive") entered into a stockholders agreement with the Company (the "Family Stockholders Agreement") which, subject to certain exceptions, prohibits the Family Holders from transferring the shares of Common Stock they owned upon completion of the Reorganization for a period of two years from the date of the Reorganization. Thereafter, the Family Holders will be able to transfer such shares in accordance with the requirements of Rule 144 under the Securities Act. The Family Stockholders Agreement also permits each of the Family Holders to cause the Company to register shares of Common Stock concurrently with offerings of Common Stock by the Executive. The Company will generally be required to bear the expenses of all such registrations, except underwriting discounts and commissions. In addition, the Family Stockholders Agreement gives the Executive the right to vote all of the shares of Common Stock owned by the Family Holders on all matters that come before the stockholders of the Company. The Family Holders collectively, owned 32.5 percent of the outstanding Common Stock upon completion of the Offering. The Family Stockholders Agreement will expire on the tenth anniversary of the completion of the Reorganization.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       dELiA*s Inc.



                                       By:  /s/ Stephen I. Kahn
                                            -------------------
                                            Stephen I. Kahn
                                            Chairman of the Board, President and
                                            Chief Executive Officer

Date:  April 25,  1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


  /s/ Stephen I. Kahn         Chairman of the Board, President,   April 25, 1997
  -------------------------   Chief Executive Officer
    Stephen I. Kahn           and Director (principal
                              executive officer)


  /s/ Evan Guillemin          Chief Financial Officer and         April 25, 1997
  -------------------------   Treasurer (principal financial
    Evan Guillemin            and accounting officer)


  /s/ Christopher C. Edgar    Executive Vice President, Chief     April 25, 1997
  -------------------------
    Christopher C. Edgar      Operating Officer and Director


  /s/ S. Roger Horchow        Director                            April 25, 1997
  -------------------------
    S. Roger Horchow


  /s/ Sidney S. Kahn          Director                            April 25, 1997
  -------------------------
    Sidney S. Kahn


  /s/ Geraldine Karetsky      Director                            April 25, 1997
  -------------------------
    Geraldine Karetsky


  /s/ Joseph J. Pinto         Director                            April 25, 1997
  -------------------------
    Joseph J. Pinto

                                  EXHIBIT INDEX


2.1 Bill of Sale and Contribution and Assumption Agreement between dELiA*s LLC and the Company (incorporated by reference to Exhibit 2.1 to the Company's Registration Statement on Form S-1 (Registration No. 333-15153))

3.1 Certificate of incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (Registration No. 333-15153))

3.2 Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 (Registration No. 333-15153))

10.1 Form of Employment Agreement between the Company and Stephen I. Kahn (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1 (Registration No. 333-15153))

10.2 Employment Agreement between the Company and Christopher C. Edgar (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1 (Registration No. 333- 15153))

10.3 Employment Agreement between the Company and Evan Guillemin (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1 (Registration No. 333-15153))

10.4 Form of Family Stockholders Agreement among the Company, Stephen I. Kahn and the persons listed on exhibit A thereto (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1 (Registration No. 333-15153))

10.5 1996 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1 (Registration No. 333-15153))

10.6 Restricted Stock Plan (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1 (Registration No. 333-15153))

10.7 Stock Option Agreement between the Company and Evan Guillemin (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1 (Registration No. 333-15153))

10.8 Agreement dated April 11, 1996 between the Company and The Jay Group, Inc. (the "Jay Group Agreement") (incorporated by reference to Exhibit
       10.8 to the Company's Registration Statement on Form S-1 (Registration No. 333-15153))

10.9 Lease Agreement dated May 3, 1995 between the Company and The Rector, Church-Wardens and Vestrymen of Trinity Church in the City of New-York (the "Lease Agreement"); Modification and Extension of Lease Agreement dated September 26, 1996 (incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1 (Registration No. 333-15153))

10.10 Form of Restricted Stock Agreements between the Company and holders of Common Stock subject to the Restricted Stock Plan (incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1 (Registration No. 333-15153))

10.11* Amendment dated March 31, 1996 to the Jay Group Agreement

10.12* Lease Agreement dated April 11, 1997 between the Company and Keystone
       Distribution Center, Inc.

10.13* Agreement, dated April 4, 1997 between the Company and The Rector, Church
       Wardens and Vestrymen of Trinity Church in the City of New York amending the Lease Agreement

16 Letter from Richard A. Eisner & Company, LLP respecting change in certifying accountant (incorporated by reference to Exhibit 16 to the Company's Registration Statement on Form S-1 (Registration No. 333-15153))

23.1*  Consent of Deloitte & Touche LLP*

23.2*    Consent of Richard A. Eisner & Company LLP

27*      Financial Data Schedule*


*Filed herewith