Form 10-Q
period 1997-04-30
DELIAS INC
filed 1997-05-28
CIK 1026114

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


                [X]             QUARTERLY REPORT
                                ---------------
                     Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                 For the quarterly period ended April 30, 1997
                                       OR
                [ ]            TRANSITION REPORT
                                ---------------
                     Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
                               (No Fee Required)

For the transition period from ___________________  to ______________________

                         Commission file number 0-21869

                                  dELiA*s Inc.
            (Exact name of registrant as specified in its charter)

           Delaware
(State or other jurisdiction of                         13-3914035
incorporation or organization)              (I.R.S. Employer Identification No.)

                   435 Hudson Street, New York, New York 10014
                     (Address of principal executive offices)
                                    (Zip Code)

                                 (212) 807-9060
             (Registrant's telephone number, including area code)

--------------------------------------------------------------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [X]   NO [ ]

  Number of shares of Common Stock outstanding as of May 23, 1997: 12,002,977

     Certain statements contained herein, including, without limitation, information appearing under Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Forward-looking statements involve a number of risks and uncertainties including, but not limited to, general economic conditions, increases in materials, printing, paper, postage, shipping and labor costs, timing of catalog mailings, customer response rates, levels of competition and other factors outside the control of the Company. These factors, and other factors that appear with the forward-looking statements, or in the Company's other Securities and Exchange Commission filings, including its Registration Statement on Form S-1 filed on May 20, 1997, could affect the Company's actual results and could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company herein.

     All references in this Report to a particular fiscal year refer to the year ended January 31 following the particular year (e.g., "fiscal 1996" refers to the fiscal year ending January 31, 1997). As used in this Report, references to "dELiA*s" or the "Company" prior to the Reorganization (described in "Item 1--Financial Statements") mean dELiA*s LLC and its predecessor and, thereafter, dELiA*s Inc.

                                     PART I
                       FINANCIAL INFORMATION (Unaudited)

Item 1. Financial Statements

     The accompanying unaudited financial statements have been prepared in accordance with the requirements of Form 10-Q and therefore do not include all information and footnotes required by generally accepted accounting principles. However, in the opinion of management, all adjustments (which consist only of normal recurring accruals) necessary for the a fair presentation of the results of operations for the relevant periods have been made. Results for the interim periods are not necessarily indicative of the results to be expected for the year.

                                 dELiA*s Inc.

                                 BALANCE SHEETS

                       (in thousands, except share data)


                                                                  January 31, 1997      April 30, 1997
                                                                  -------------------   ----------------
                                                                                         (Unaudited)
                           ASSETS

CURRENT ASSETS
 Cash and cash equivalents    .................................         $ 21,316             $ 15,269
 Short-term investments .......................................               --                  911
 Receivables from related parties   ...........................               61                   --
 Merchandise inventories   ....................................            4,072                5,605
 Prepaid expenses and other current assets   ..................              310                1,289
 Deferred taxes   .............................................              536                  499
                                                                        --------             --------
   Total current assets    ....................................           26,295               23,573
                                                                        --------             --------
PROPERTY AND EQUIPMENT--Net   .................................            1,021                1,835
LONG-TERM INVESTMENTS   .......................................               --                4,293
OTHER ASSETS   ................................................               98                  121
                                                                        --------             --------
TOTAL ASSETS   ................................................         $ 27,414             $ 29,822
                                                                        ========             ========
             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable    ..........................................         $  3,148             $  4,593
 Accrued expenses and other current liabilities    ............            1,937                1,624
 Sales return allowance    ....................................              372                  284
 Liabilities due to customers    ..............................              618                  600
 Income taxes payable   .......................................              193                  579
                                                                        --------             --------
   Total current liabilities  .................................            6,268                7,680
                                                                        --------             --------
DEFERRED CREDITS  .............................................               14                   61

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' EQUITY:
 Preferred Stock, par value $.01 per share;
  Authorized--1,000,000 shares;
  Shares issued and outstanding--none  ........................               --                   --
 Common Stock, par value $.01 per share;
  Authorized--50,000,000 shares;
  Issued and outstanding-- 12,052,500 and 12,002,977
  shares, at January 31, 1997 and April 30, 1997,
   respectively   .............................................              121                  120
 Note receivable from stockholder   ...........................              (50)                 (50)
 Deferred compensation  .......................................             (147)                (121)
 Additional paid-in capital   .................................           20,874               20,870
 Retained earnings  ...........................................              334                1,262
                                                                        --------             --------
   Total stockholders' equity    ..............................           21,132               22,081
                                                                        --------             --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   ..................         $ 27,414             $ 29,822
                                                                        ========             ========


                      See Notes to Financial Statements.

                                 dELiA*s Inc.

                            STATEMENTS OF OPERATIONS
                       (in thousands, except share data)

                                                             Three Months
                                                            Ended April 30,
                                                       -----------------------
                                                         1996           1997
                                                       -------        --------
                                                              (Unaudited)
NET SALES ..........................................   $ 3,709         $12,928
COST OF SALES   ....................................     1,725           6,392
                                                       -------        --------
GROSS PROFIT .......................................     1,984           6,536
                                                       -------        --------
SELLING, GENERAL AND ADMINISTRATIVE
 EXPENSES ..........................................     1,489           5,222
INTEREST INCOME, NET  ..............................         9             237
                                                       -------        --------
INCOME BEFORE PROVISION FOR
 INCOME TAXES   ....................................       504           1,551
PROVISION FOR INCOME TAXES .........................         7             623
                                                       -------        --------
NET INCOME  ........................................   $   497         $   928
                                                       =======        ========
NET INCOME PER SHARE  ..............................                   $  0.08
                                                                      ========
SHARES USED IN THE CALCULATION OF NET
 INCOME PER SHARE  .................................                    12,014
                                                                      ========
Pro Forma Income Data (Unaudited)
 Income before provision for income taxes as
  reported   .......................................   $   504
 Pro forma provision for income taxes  .............       207
                                                       -------
 Pro forma net income  .............................   $   297
                                                       =======
 Pro forma net income per share  ...................   $  0.03
                                                       =======
 Shares used in the calculation of pro forma net
   income (loss) per share  ........................    10,000
                                                       =======
                                 dELiA*s Inc.

                            STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                         Three Months
                                                                        Ended April 30,
                                                                     ---------------------
                                                                       1996         1997
                                                                     --------     --------
                                                                          (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income ......................................................     $   497    $    928
 Adjustments to reconcile net income to net cash provided by operating activities
  Depreciation and amortization  .................................          12          97
  Inventory reserves for obsolescence  ...........................          65         608
  Sales return allowance   .......................................          28         (88)
  Compensation expense related to issuance of Restricted Stock  .            9          21
  Changes in operating assets and liabilities:
 Receivables from related parties   ..............................          --          61
 Merchandise inventories   .......................................        (677)     (2,142)
 Prepaid expenses and other current assets   .....................        (106)       (979)
 Deferred taxes   ................................................          --          37
 Other assets  ...................................................           6         (26)
 Accounts payable    .............................................         336       1,445
 Accrued expenses and other current liabilities    ...............         188        (313)
 Liabilities due to customers    .................................          84         (18)
 Income taxes payable   ..........................................          (3)        386
 Deferred credits    .............................................          --          47
                                                                        -------    --------
Net cash provided by operating activities    .....................         439          64
                                                                        =======    ========
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures   ..........................................         (49)       (907)
 Purchases of held-to-maturity securities ........................          --      (5,204)
                                                                        -------    --------
Net cash used in investing activities  ...........................         (49)     (6,111)
                                                                        =======    ========
INCREASE (DECREASE) IN CASH &
 CASH EQUIVALENTS    .............................................         390      (6,047)
CASH & CASH EQUIVALENTS--
 BEGINNING OF PERIOD    ..........................................         675      21,316
                                                                        -------    --------
CASH & CASH EQUIVALENTS--END OF PERIOD    ........................     $ 1,065    $ 15,269
                                                                        =======    ========
SUPPLEMENTARY CASH FLOW INFORMATION:
 Income taxes paid   .............................................     $     3    $    200
                                                                        =======    ========
 Interest paid    ................................................     $    --    $      5
                                                                        =======    ========
SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING
 AND FINANCING ACTIVITIES:
 Increase in note receivable from stockholder   ..................     $    50    $     --
 Increase in deferred compensation  ..............................          83          --
 Increase in common stock  .......................................          (7)         --
 Increase in additional paid-in capital   ........................        (126)         --
                                                                        -------    --------
                                                                       $    --    $     --
                                                                        =======    ========

                       See Notes to Financial Statements
                                 dELiA*s Inc.

                         NOTES TO FINANCIAL STATEMENTS

1. Business and Basis of Presentation

     dELiA*s Inc. (the "Company" or "dInc") is a direct marketer of casual apparel and related accessories to teen girls and young women primarily between the ages of 10 and 24. The Company offers a broad selection of merchandise, presented in distinctively styled catalogs; the first catalog was distributed in March 1994. The Company maintains a corporate headquarters, telemarketing and customer service group in New York, New York and utilizes a third-party fulfillment facility for processing merchandise in Lancaster, Pennsylvania.

     The Company is subject to seasonal fluctuations in its merchandise sales and results of operations. The Company expects its sales operating results generally to be lower in the first and second quarters than in the third and fourth quarters (which include the back-to-school and holiday seasons) of each fiscal year.

     The Company is a successor to a business originally founded in September 1993. In 1995, the successor business began to operate as a New York limited liability company under the name dELiA*s LLC ("dLLC"). As a limited liability company, dLLC was treated for income tax purposes as a partnership with taxes on the income generated by dLLC paid by its members. In October 1996, dInc was incorporated in Delaware. Prior to the completion of the Company's initial public offering of Common Stock of dInc (the "IPO"), dLLC and dInc engaged in a reorganization transaction (the "Reorganization") pursuant to which dLLC contributed its assets to dInc and dInc assumed, and agreed to pay, perform and discharge, all liabilities of dLLC (except for income tax liabilities). In connection with the Reorganization, dInc issued 10,000,000 shares of Common Stock to dLLC, of which 704,474 shares are restricted under the Company's Restricted Stock Plan. See Note 11--1996 Restricted Stock Plan. The Reorganization also resulted in the distribution to existing members of dLLC of $4,000,000 and the shares of Common Stock of dInc in accordance with the dLLC operating agreement (the "LLC Distribution"). The accompanying financial statements and footnotes are presented to reflect the Reorganization as described above, which was accounted for on a basis similar to a pooling of interests.

2. Summary of Significant Accounting Policies

     a. Unaudited Interim Financial Statements--In the opinion of management, the unaudited financial statements for the three months ended April 30, 1996 and 1997 are presented on a basis consistent with the audited financial statements and reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results thereof. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year.

     b. Fiscal Year--The Company's fiscal year ends on January 31.

     c. Cash Equivalents--The Company considers all highly liquid investments, with maturities of 90 days or less when purchased, to be cash equivalents. Cash equivalents are stated at cost, which approximates market value.

     d. Investments--The Company's short-term and long-term investments consist of debt securities, principally instruments of the U.S. Government and its agencies, of municipalities, and of short-term mutual municipal and corporate bond funds. Investments are categorized as held-to-maturity and carried at book value.

     e. Merchandise Inventories--Merchandise inventories, which are all finished goods, are stated at the lower of cost (determined on a first-in, first-out basis) or market value.

     f. Catalog Costs--Catalog costs, which primarily consist of catalog production and mailing costs, are capitalized and amortized over the expected future revenue stream, which is principally from three to five months from the date catalogs are mailed. The Company accounts for catalog costs in accordance with the AICPA Statement of Position ("SOP") 93-7, "Reporting on Advertising Costs." SOP 93-7 requires that the amortization of capitalized advertising costs should be the amount computed using the ratio that current period revenues for the catalog cost pool bear to the total of current and estimated future period revenues for that catalog cost pool.

                                 dELiA*s Inc.

Deferred catalog costs as of January 31, 1997 and April 30, 1997 (unaudited) were $272,000 and $1,115,000, respectively. Catalog costs, which are reflected in selling, general and administrative expenses, for the three month periods ended April 30, 1996 and 1997 (unaudited) were $707,000 and $2,063,000, respectively.

     g. Property and Equipment--Property and equipment are stated at cost. Furniture, fixtures and equipment are depreciated by the straight-line method over the estimated useful lives of the respective assets, ranging from 5 to 10 years. Leasehold improvements are amortized ratably over the lesser of the remaining lease term or useful life of the improvement. See Note 3--Property and Equipment.

     h. Income Taxes--Prior to the IPO, the Company was a limited liability company ("LLC") and each member's respective portion of dLLC's taxable income or loss was reportable on such members' own federal and state tax returns. As an LLC, the Company was subject to income tax in New York State, New York City and Pennsylvania. As discussed in Note 1, the Company has effected a Reorganization that changed the income tax status of the Company to a taxable C corporation. Subsequent to the Reorganization, deferred income tax assets and liabilities were recorded in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." See Note 6--Income Taxes.

     i. Deferred Credits--Deferred credits represent deferred rent that results from the accounting for rent expense on a straight-line basis over the lease term for leases with scheduled rent increases.

     j. Revenue Recognition--Revenue is recognized when merchandise is shipped to customers. The Company accrues a sales return allowance in accordance with its return policy for estimated returns of merchandise subsequent to the balance sheet date that relate to sales prior to the balance sheet date. At January 31, 1997 and April 30, 1997, sales return allowances were $372,000 and $284,000, respectively.

     k. Pro Forma Net Income Per Share--Pro forma net income per share is based on the weighted average number of common shares and common share equivalents outstanding. The common shares give effect to the issuance of 10,000,000 shares of Common Stock to dLLC as described in Note 1, and 2,052,500 shares in the IPO. Common stock issued at prices below the initial public offering price during the twelve month period preceding the Offering has been included as outstanding as if the stock were outstanding for all periods presented. The effect of stock options was not material for the year ended January 31, 1997 and the three months ended April 30, 1997.

     l. Fair Value of Financial Instruments--The following disclosure about the fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, "Disclosures About Fair Value of Financial Instruments." The carrying amounts reported in the balance sheets for cash and cash equivalents, short-term investments, receivables and accounts payable approximate fair value because of the short-term maturity of those financial instruments. The difference between the fair value and carrying value of the Company's long-term investments was not material.

     m. Use of Estimates in the Preparation of Financial Statements--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues ane expenses during the reporting period. Actual results could differ from those estimates.

     n. Recent Accounting Pronouncements--In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," which is effective for the Company beginning February 1, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation expense to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply Accounting Principles Board Opinion ("APB")
                                 dELiA*s Inc.

No. 25, which recognizes compensation costs based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB No. 25 to its stock-based compensation awards to employees. See Note 12--Stock Options for the required disclosure of pro forma effects on net income and earnings per share.

     In February 1997, the FASB issued SFAS No. 128, "Earnings per Share" ("EPS"), which is effective for both interim and annual periods ending after December 15, 1997. SFAS No. 128 supersedes APB No. 15 and specifies the computation, presentation and disclosure requirement for basic and diluted EPS. The Company has determined that the adoption of this new standard would not have had a material effect on EPS for all periods presented.

3. Property and Equipment

     Major classes of property and equipment are as follows:

                                               Estimated        January 31,      April 30,
                                              Useful Lives         1997             1997
                                             ----------------   --------------   -------------
                                                                                 (Unaudited)
 Furniture, fixtures and equipment  ......     5-10 years           $  936,000      $1,395,000
 Leasehold improvements ..................    Term of lease            180,000         627,000
                                                                   -----------     -----------
 Total--at cost   ........................
                                                                     1,116,000       2,022,000
 Less accumulated depreciation and
 amortization  ...........................
                                                                        95,000         187,000
                                                                   -----------     -----------
 Total property and equipment--net  ......
                                                                    $1,021,000      $1,835,000
                                                                   ===========     ===========

4. Credit and Financing Agreements

     At April 30, 1997, the Company had a line of credit agreement with a bank providing for short-term loans of up to $3.0 million subject to bank approval. Borrowings under the agreement are secured by all assets of the Company except for merchandise inventories and bear interest at the prime rate plus two percent (10.25 percent and 10.5 percent at January 31, 1997 and April 30, 1997, respectively). There were no funds borrowed under the agreement during the fiscal year ended January 31, 1997 and the three month period ended April 30, 1997.

                                 dELiA*s Inc.

5. Interest Income--Net

     Interest income--net consists of the following:


                                       Three Months
                                     Ended April 30,
                                 -----------------------
                                   1996           1997
                                 --------       --------
                                       (Unaudited)
 Interest income ............    $  9,000       $242,000
 Interest expense   .........          --          5,000
                                 --------       --------
 Interest income--net  ......    $  9,000       $237,000
                                 ========       ========

6. Income Taxes

     The provision for income taxes is comprised of the following:


                                        Three Months
                                       Ended April 30,
                                   ---------------------
                                     1996         1997
                                   -------      --------
                                       (Unaudited)
 Federal:
  Current    ..................    $    --      $407,000
  Deferred   ..................         --        31,000
                                   -------      --------
    Total federal  ............         --       438,000
                                   -------      --------
 State and local:
  Current    ..................      7,000       179,000
  Deferred   ..................         --         6,000
                                   -------      --------
 Total state and local   ......      7,000       185,000
                                   -------      --------
 Total provision   ............    $ 7,000      $623,000
                                   =======      ========

     Effective September 9, 1993 (date of inception), the Company's predecessor, dELiA*s Ltd., elected S corporation status under applicable provisions of the Internal Revenue Code. In 1995, dELiA*s Ltd. was succeeded by dLLC and was treated as a partnership for income tax purposes. As such, dELiA*s Ltd. and dLLC paid no federal income taxes as all taxable income was taxed directly at the shareholder and membership level. The income tax provision reflects corporate level taxes due to applicable jurisdictions.

                                 dELiA*s Inc.

     The effective income tax rates differed from the federal statutory income tax rates as follows:

                                                           Three Months
                                                          Ended April 30,
                                                       ----------------------
                                                         1996          1997
                                                       --------      --------
                                                            (Unaudited)
 Federal taxes at statutory rates  ..................  $171,000      $527,000
 State and local taxes net of federal benefit  ......    35,000       109,000
 Effect of S Corporation and LLC   ..................  (199,000)           --
 Other  .............................................        --       (13,000)
                                                       --------      --------
                                                       $  7,000      $623,000
                                                       ========      ========

     The tax effect of temporary differences and carryforwards which give rise to deferred tax assets and liabilities are:

                                                      January 31,     April 30,
                                                         1997           1997
                                                      ----------      --------
                                                            (Unaudited)
 Deferred tax assets:
  Inventory reserves  ...............................   $184,000      $523,000
  Sales return allowance    .........................    153,000       116,000
  Deferred compensation expense   ...................     33,000        42,000
  Uniform capitalization--inventories   .............     65,000       120,000
  Net operating loss  ...............................    227,000       170,000
                                                        --------      --------
 Total deferred tax assets  .........................    662,000       971,000
                                                        --------      --------
 Deferred tax liabilities:
  Catalog costs    ..................................   (111,000)     (457,000)
  Depreciation  .....................................    (15,000)      (15,000)
                                                        --------      --------
 Total deferred tax liabilities   ...................   (126,000)     (472,000)
                                                        --------      --------
 Net deferred tax asset  ............................   $536,000      $499,000
                                                        --------      --------

Pro Forma Provision for Income Taxes (Unaudited)

     The unaudited pro forma provision for income taxes represents estimated income taxes that would have been reported had the Company filed its tax returns as a taxable C corporation which reflects the Reorganization described in Note 1 for all periods presented.

                                 dELiA*s Inc.

     The pro forma provision for income taxes is comprised of the following:

                                          Three Months
                                         Ended April 30,
                                   -------------------------
                                     1996            1997(1)
                                   --------         --------
                                           (Unaudited)
 Federal
  Current  .....................   $ 64,000         $407,000
  Deferred .....................    110,000           31,000
                                   --------         --------
   Total federal ...............    174,000          438,000
                                   --------         --------
 State and local:
  Current  .....................     12,000          179,000
  Deferred .....................     21,000            6,000
                                   --------         --------
   Total state and local  ......     33,000          185,000
                                   --------         --------
 Total provision ...............   $207,000         $623,000
                                   ========         ========


     (1) Amounts for the three month period ended April 30, 1997 represent the actual reported provision for income taxes.

7. Stockholders' Equity

     Effective upon the Reorganization, as described in Note 1, the Company has authorized 1,000,000 shares of preferred stock, $.01 par value per share, no shares issued or outstanding; 50,000,000 shares of common stock, $.01 par value per share, 12,052,500 and 12,002,977 shares issued and outstanding at January 31, 1997 and April 30, 1997 (unaudited), respectively.

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

     During the fiscal year ended January 31, 1997, Class B restricted membership interests were granted to certain employees at no cost to these employees. The cost of restricted membership interests, based upon the interests' fair market value at the award date in the amount of $217,000, was credited to stockholders' equity and is being subsequently amortized against earnings over the vesting period of 30 months. Deferred compensation expense recognized during the three month periods ended April 30, 1996 and 1997 (unaudited) was $9,000 and $21,000, respectively. Upon the Reorganization, the Class B restricted membership interests converted into 704,474 shares of restricted common stock. See Note 11--1996 Restricted Stock Plan and Note 13--Family Stockholders' Agreement.

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

                                 dELiA*s Inc.

9. Commitments

     As of April 30, 1997 the Company was obligated under various long-term operating leases for warehouse and office space and equipment requiring minimum annual rentals. These operating leases expire on varying dates to 2003. At April 30, 1997 aggregate minimum rentals in future periods are as follows:

Fiscal Year
  Ending
January 31,
-----------
 1998 (remainder)   ......  $632,000
 1999   ..................   945,000
 2000   ..................   793,000
 2001   ..................   581,000
 2002   ..................   310,000
  Thereafter  ............   297,000

     In addition, the Company is obligated to pay a proportionate share of increases in real estate taxes and other occupancy costs.

     Rent expense for the three month periods ended April 30, 1996 and 1997 (unaudited) was $20,000 and $44,000 respectively.

     In April 1997, the Company entered into: (i) a three-year lease agreement for warehouse and distribution space in Hanover, Pennsylvania. The term of the lease commences in June 1997 and expires in June 2000. The Company has two three year renewal options; and (ii) a lease agreement for additional space adjacent to its principal offices in New York City. The lease agreement for the Company's principal offices expires in 2007.

     The Company has an agreement (the "Fulfillment Agreement") with a third-party fulfillment contractor to provide warehouse space near Lancaster, Pennsylvania for inventory storage and processing, including the fulfillment of customer orders for merchandise. The Company neither owns nor leases such warehouse space; the cost of the warehouse space is included in the fees paid by the Company to the third-party fulfillment contractor under the terms of the Fulfillment Agreement. The Fulfillment Agreement is terminable by either party at the end of the calendar month following the giving of 60 days' notice. The Company has given notice to the third party contractor of its intention to terminate its agreement with the contractor as of June 30, 1997.

10. Employment Agreements

     Prior to the IPO, two executives of the Company entered into three-year agreements with the Company providing for the continuation of their employment at minimum salaries of $100,000 a year for each executive, subject to annual upward adjustment in proportion to the increase in the consumer price index plus such increases in salary and bonuses as approved by the Board of Directors.

     In July 1996, an executive of the Company entered into an agreement with the Company providing for the continuation of his employment at a minimum salary each year of $100,000 plus such increases in salary and bonuses as approved by the Board of Directors. The agreement terminates in July 2001.

                                 dELiA*s Inc.

11. 1996 Restricted Stock Plan

     Concurrent with the Reorganization, the Company approved and adopted the 1996 Restricted Stock Plan (the "Restricted Stock Plan") pursuant to which 704,474 shares of Common Stock were exchanged for restricted membership interests in dLLC held by certain employees of the Company ("Restricted Interest Holders"). Upon the issuance of such shares, no more shares were available for issuance pursuant to the Restricted Stock Plan.

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

12. Stock Options

     An executive is party to a stock option agreement with the Company pursuant to which the Company granted such executive an option to purchase up to an aggregate of 250,000 shares of Common Stock at an exercise price of $11.00 per share, the fair market value on the date of grant (the "Exercise Price"). The option becomes exercisable as to 50,000 shares on each of July 21, 1997, 1998, 1999, 2000 and 2001. If the executive's employment terminates before July 22, 1997, a stockholder/executive of the Company will have the option to purchase from the executive 100,000 shares of Common Stock for $50,000.

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

     Under the Incentive Plan, two independent non-employee directors were granted, at the time of the IPO, an option to purchase 40,000 shares each of Common Stock at an exercise price per share equal to the IPO price. All options granted to non-employee directors will become exercisable at the rate of 20% on each of the first five anniversaries of the date of grant, assuming the non-employee director is a director on those dates, and all such options generally will cease to be exercisable ten years from the date of grant. Upon a Change of Control (as defined in the Incentive Plan), all options (which have not yet expired) will automatically become exercisable.

     In addition, options to purchase an aggregate of 53,750 shares of Common Stock were granted to sixteen employees of the Company at the time of the IPO. These options will become exercisable over a period of one
                                 dELiA*s Inc.

to three years after the date of the IPO and expire after 10 years. The exercise price per share of the options that were granted at the time of the IPO is equal to the IPO price.

     In the three months ended April 30, 1997, options to purchase an aggregate of 198,000 shares of Common Stock were granted to five employees of the Company. These options will become exercisable over a period of one to five years from the date of grant. The exercise price per share of each such option is equal to the fair market value of the Common Stock on the date of grant.

     A summary of the status of all plan and non-plan options to purchase shares of Common Stock outstanding as of January 31, 1997 and April 30, 1997 (unaudited) follows:

                                                     Fiscal Year 1996                 Three Months
                                                  Ended January 31, 1997           Ended April 30, 1997
                                               ----------------------------     --------------------------
                                                               Weighted                       Weighted
                                                Options      Exercise Price      Options    Exercise Price
                                               ---------     --------------     ---------   --------------
 Outstanding at beginning of period   ......         --          $    --         383,750         $11.00
  Granted  .................................    383,750            11.00         198,000          17.83
  Exercised   ..............................         --               --              --             --
  Cancelled   ..............................         --               --              --             --
                                                -------          -------         -------         ------
 Outstanding at end of period   ............    383,750          $ 11.00         581,750         $13.32
                                                =======          =======         =======         ======
 Options exercisable
 at end of period   ........................         --               --              --             --
                                                =======          =======         =======         ======


     The Company applies APB No. 25 and related interpretations in accounting for its stock option and purchase plans. Accordingly, no compensation expense has been recognized for those plans in the year ended January 31, 1997 and the three months ended April 30, 1997. Had compensation expense been determined based on the fair value of stock option grants on the date of grant consistent with SFAS No. 123, the effect on the Company's net income and earnings per share for the year ended January 31, 1997 would not have been material.

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

                                 dELiA*s Inc.

13. Family Stockholders' Agreement

     Concurrent with the Reorganization, certain stockholders (the "Family Holders") and a stockholder/ executive of the Company (the "Executive") entered into a stockholders agreement with the Company (the "Family Stockholders Agreement") which, subject to certain exceptions, prohibits the Family Holders from transferring the shares of Common Stock they owned upon completion of the Reorganization for a period of two years from the date of the Reorganization. Thereafter, the Family Holders will be able to transfer such shares in accordance with the requirements of Rule 144 under the Securities Act. The Family Stockholders Agreement also permits each of the Family Holders to cause the Company to register shares of Common Stock concurrently with offerings of Common Stock by the Executive. The Company will generally be required to bear the expenses of all such registrations, except underwriting discounts and commissions. In addition, the Family Stockholders Agreement gives the Executive the right to vote all of the shares of Common Stock owned by the Family Holders on all matters that come before the stockholders of the Company. The Family Holders collectively, owned 32.5 percent of the outstanding Common Stock upon completion of the IPO. The Family Stockholders Agreement will expire on the tenth anniversary of the completion of the Reorganization.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with the Company's Financial Statements and Notes thereto included elsewhere in this Report.

Overview

     The Company was founded in 1993 and distributed its first catalog in 1994 through a network of on-campus college representatives. In late 1994 and early 1995, in an effort to broaden the reach of its catalogs, the Company changed its primary channel of distribution from college representatives to direct mail. This change has resulted in a substantial increase in the Company's sales. In order to support its direct marketing operations, the Company has made significant capital expenditures for telephone and management information systems and has hired and maintained an in-house workforce of teleservice representatives.

     The Company initially mailed catalogs to persons responding to advertisements and to names on rented lists. The Company has built a proprietary list of "house names" (customers who have made at least one purchase or have requested a catalog from the Company in the preceding 36 months), which currently contains approximately 1.8 million names, primarily through referrals, word-of-mouth, returns of catalog request cards and targeted classified advertising in selected magazines. A significant portion of the Company's catalogs are mailed to house names, supplemented by purchased and rented lists. The response rates generated from its house list are typically higher than those the Company realizes from purchased or rented lists.

     The Company plans to increase the number of catalogs it distributes from 8 million in fiscal 1996 to in excess of 20 million in fiscal 1997. The Company distributed four editions of its catalog in fiscal 1995, six editions in fiscal 1996 and anticipates distributing eight editions in fiscal 1997. As the Company continues to increase its prospecting efforts and the number of catalogs it distributes, the Company intends to increase its aggregate marketing expenditures, which may result in a decrease in operating margin. With increased catalog distribution, there can be no assurance that response rates will not decline in the future. Response rates have typically fluctuated on a year-to-year and catalog-to-catalog basis. Response rates are influenced by a number of factors including the timing of catalog mailings, market acceptance of the Company's merchandise and the mix and presentation of products and actions of competitors. Average order size has also fluctuated seasonally. Generally, the average size of orders from the Company's fall and winter catalogs is larger than the average size of orders from its spring and summer catalogs.

     The Company is currently attempting to increase the flexibility of its catalog publishing schedule and reduce the lead time for inventory purchases to take better advantage of early indicators of customer purchasing patterns and reduce its exposure to the risk of inventory obsolescence. In the third quarter of fiscal 1996, the Company began mailing catalogs to selected portions of its house list that typically respond at higher rates, including its first sale circular and its first targeted supplemental catalog. In part to facilitate its targeted publishing strategy, the Company has developed its in-house art department to allow for shorter and more flexible publishing schedules. In addition, recently, at the Company's request, certain of the Company's vendors have agreed to purchase raw materials in advance and in excess of the Company's initial purchase orders. This allows the Company to place orders later in a season in response to early indicators of customer demand while reducing the Company's inventory risk. Although the Company sometimes shares the risk of these raw material orders with such vendors, these advance purchases limit its exposure to the greater risk of unsold finished goods. The Company believes these actions helped to improve its overall profitability in fiscal 1996 and the first three months of fiscal 1997.

     The Company believes that as its revenue base grows and it further penetrates its target market, the Company may not be able to sustain the levels of percentage annual growth in net sales and growth in operating income experienced in fiscal 1995 and fiscal 1996. Additionally, legislation introduced in the U.S. Congress that proposes restrictions on persons, principally list brokers, that sell, purchase or otherwise use for commercial purposes personal information about teens (under the age of 16) and children could adversely affect the Company's use of purchased and rented lists, as well as the Company's ability to generate new names for its proprietary database. Although the Company is not a list broker, it does mail catalogs to persons whose names are derived from purchased and rented lists. Approximately 37% of the names of persons to whom the Company mailed its spring 1997 catalog were derived from purchased and rented lists. However, the Company's use of purchased and rented lists has been declining relative to the use of its house list. The Company is exploring new methods for developing its house list and believes it will be able to continue to develop this list through advertising and new channels for the distribution of its catalogs, including bulk drops on college campuses. There can be no assurance, however, that the Company will be able to develop its house list.

     The Company currently uses an unaffiliated third-party fulfillment contractor to process and fulfill orders. However, the Company has given notice to the third-party contractor of its intention to terminate its agreement with the contractor as of June 30, 1997. At that time, the Company anticipates that it will begin to operate its own warehouse and fulfillment operations. For that purpose, the Company has entered into a lease agreement for a warehouse and fulfillment facility in Hanover, Pennsylvania. The Company expects that, beginning in the second quarter of fiscal 1997, it will incur additional expenses as a result of moving to and operating the new facility, and will make substantial investments in plant and equipment to improve the new facility. See "--Liquidity and Capital Resources."

     On December 24, 1996, the Company sold 2,052,500 shares of Common Stock in the IPO. The Company has invested the net proceeds it received from the IPO, consisting of $19.8 million, in short-term, interest-bearing, investment-grade securities.

     On May 20, 1997, the Company filed a Registration Statement on Form S-1 with respect to a proposed underwritten public offering of 2,000,000 shares of its Common Stock, 1,000,000 of which would be offered by the Company and 1,000,000 by selling stockholders (plus 300,000 shares subject to an over-allotment option).

Results of Operations

     The following table sets forth, for the periods indicated, the percentage relationship of certain items from the Company's statement of operations to net sales. Any trends reflected by the following table may not be indicative of future results.

                                                           Three Months
                                                         Ended April 30,
                                                       -------------------
                                                        1996         1997
                                                       ------       ------
Net sales ..........................................    100.0%       100.0%
Cost of sales   ....................................     46.5         49.4
                                                        -----        -----
Gross profit .......................................     53.5         50.6
Selling, general and administrative expenses  ......     40.1         40.4
Interest income, net  ..............................      0.2          1.8
                                                        -----        -----
Income before provision for income taxes   .........     13.6         12.0
Provision for income taxes  ........................      0.2          4.8
                                                        -----        -----
Net income   .......................................     13.4%         7.2%
                                                        -----        -----
Pro forma net income (1) ...........................      8.0%         7.2%
                                                        =====        =====

----------------
(1) Computed for the three months ended April 30, 1996 on the basis described in
    Note 6 of "Item 1. Financial Statements" and assuming the pro forma tax provisions described therein. Prior to the IPO, the Company effected the Reorganization, in which the Company converted from a limited liability company to a C corporation. Pro forma net income for the three months ended April 30, 1997 represents actual reported net income. See Note 1 of "Item 1. Financial Statements."

Net Sales

     Net sales increased approximately $9.2 million, from $3.7 million in the first three months of fiscal 1996 to $12.9 million in the first three months of fiscal 1997. The increase in net sales was primarily due to an increase in the number of catalogs mailed. The Company increased the number of catalogs it distributed to 4.8 million in the first three months of fiscal 1997 from 1.1 million in the first three months of fiscal 1996. Aggregate response rates from catalogs distributed in the first three months of fiscal 1997 declined relative to catalogs distributed in the first three months of fiscal 1996, as the Company mailed an additional catalog edition during the 1997 period to a large number of persons who had received a prior edition of the catalog earlier in the period. The Company believes aggregate response rates will usually decline when it mails additional catalog editions within the same fiscal quarter.

Gross Margin

     Gross margin decreased from 53.5% in the first three months of fiscal 1996 to 50.6% in the first three months of fiscal 1997. The decrease in gross margin was due primarily to an increased reserve for returns consistent with the Company's recent growth, an increased inventory reserve for obsolescence based upon management's evaluation of merchandise inventories as of April 30, 1997 and the sale of merchandise at a discount in a sales circular. In contrast, in the first three months of fiscal 1996, the Company had negligible carryover inventory, and thus no discounted sales, as a result of a one-time liquidation of over-stocked merchandise in the fourth quarter of fiscal 1995.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased approximately $3.7 million, from $1.5 million in the first three months of fiscal 1996 to $5.2 million in the first three months of fiscal 1997. Selling, general and administrative expenses increased as a percentage of net sales from 40.1% in the first three months of fiscal 1996 to 40.4% in the first three months of fiscal 1997. The increase was due to higher expenditures on corporate salaries, telemarketing staff and additional information systems in anticipation of future sales growth, as well as additional marketing expenditures as the Company increased the number of catalogs it mailed.

Interest income, net

     Interest income, net, increased approximately $228,000, from $9,000 in the first three months of fiscal 1996 to $237,000 in the first three months of fiscal 1997. The increase in interest income, net, was primarily due to the Company's investment of the net proceeds from the IPO, which proceeds were received in the fourth quarter of fiscal 1996.

Provision for income taxes

     Provision for income taxes increased approximately $616,000, from $7,000 in the first three months of fiscal 1996 to $623,000 in the first three months of fiscal 1997. This increase was almost entirely due to the Reorganization, which was effected in the fourth quarter of fiscal 1996, in which the Company converted from a limited liability company to a C corporation. See Note 6 of "Item 1. Financial Statements."

Selected Quarterly Results of Operations

     The following table sets forth certain unaudited statements of operations data for the five quarters ended April 30, 1997, as well as such data expressed as a percentage of the Company's total net sales for the periods indicated. This data has been derived from unaudited financial statements that, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation of such information when read in conjunction with the Company's annual audited financial statements and notes thereto.

                                                               Quarter Ended
                                     ------------------------------------------------------------------
                                                       Fiscal 1996                          Fiscal 1997
                                     --------------------------------------------------     -----------
                                     Apr. 30,      July 31,      Oct. 31,      Jan. 31,       Apr. 30,
                                       1996          1996          1996          1997           1997
                                     --------      --------      --------      --------      ---------
                                                              (in thousands)
Net sales  .....................     $  3,709      $  4,663      $  7,110      $ 14,743       $ 12,928
Cost of sales ..................        1,725         2,233         3,463         7,203          6,392
                                     --------      --------      --------      --------       --------
Gross profit  ..................        1,984         2,430         3,647         7,540          6,536
Selling, general and
 administrative expenses  ......        1,489         2,149         2,693         5,519          5,222
Interest income, net   .........            9            11             4           152            237
                                     --------      --------      --------      --------       --------
Income before provision for
 income taxes ..................          504           292           958         2,173          1,551
Provision (benefit) for income
 taxes  ........................            7             4             4          (343)           623
                                     --------      --------      --------      --------       --------
Net income .....................     $    497      $    288      $    954      $  2,516       $    928
                                     ========      ========      ========      ========       ========
Pro forma net income (1)  ......     $    297      $    171      $    567      $  1,272       $    928
                                     ========      ========      ========      ========       ========

                                                        Percentage of Total Net Sales
                                     -----------------------------------------------------------------
Net sales  .....................        100.0%       100.0%         100.0%        100.0%         100.0%
Cost of sales ..................         46.5          47.9          48.7          48.9           49.4
                                     --------      --------      --------      --------       --------
Gross profit  ..................         53.5          52.1          51.3          51.1           50.6
Selling, general and
 administrative expenses  ......         40.1          46.0          37.9          37.4           40.4
Interest income, net   .........          0.2           0.2           0.1           1.0            1.8
                                     --------      --------      --------      --------       --------
Income before provision for
 income taxes ..................         13.6           6.3          13.5          14.7           12.0
Provision (benefit) for income
 taxes  ........................          0.2           0.1           0.1          (2.3)           4.8
                                     --------      --------      --------      --------       --------
Net income .....................         13.4%         6.2%          13.4%         17.1%           7.2%
                                     ========      ========      ========      ========       ========
Pro forma net income (1)  ......          8.0%         3.7%           8.0%          8.6%           7.2%
                                     ========      ========      ========      ========       ========

----------------
(1) Computed for all periods prior to the three months ended April 30, 1997 on the basis described in Note 6 of "Item 1. Financial Statements" and assuming the pro forma tax provisions described therein. Prior to the IPO, the Company effected the Reorganization, in which the Company converted from a limited liability company to a C corporation. Pro forma net income for the three months ended April 30, 1997 represents actual reported net income. See
    Note 1 of "Item 1. Financial Statements."

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

Liquidity and Capital Resources

     Since its inception, the Company has met its operating and cash requirements through funds generated from operations, the private sales of equity securities and, most recently, the IPO. All of the Company's working capital needs have been satisfied by cash provided by operations since the third quarter of fiscal 1995. Cash provided by operations in the first three months of fiscal 1996 and 1997 was $439,000 and $64,000, respectively.

     Cash used in investing in the first three months of fiscal 1996 and 1997 was $49,000 and $6.1 million, respectively. The Company expects to make capital expenditures of approximately $1.5 million to upgrade its management information systems in fiscal 1997. The Company also anticipates capital expenditures of at least $1.5 million in property, plant and equipment, including leasehold improvements, office equipment and expenditures relating to the Company's new warehouse and distribution operations. See "--Results of Operations."

     Cash and cash equivalents decreased by approximately $6.0 million to $15.3 million at April 30, 1997 as the Company shifted a portion of its investments to securities with maturities of greater than 90 days and increased its inventory position during the three months ended April 30, 1997.

     During the fiscal year prior to the IPO, the Company operated as a limited liability company with taxes paid by its members. Following the Reorganization in which the Company's business was transferred to a Delaware corporation, the Company ceased to be a flow-through entity and is now liable for applicable income taxes. See Note 6 of "Item 1. Financial Statements."

     The Company has a revolving line of credit for seasonal working capital, collateralized by all of the Company's assets other than inventory. The maximum amount available under the line of credit is $3.0 million. The interest rate on the line of credit is the lending bank's prime rate (8.5% at April 30, 1997) plus 2%. The line expires on July 31, 1997. The Company has not drawn on this line.

     The Company believes that its cash on hand, together with cash generated by operations and the net proceeds of this offering, will be sufficient to meet its capital and operating requirements through fiscal 1997. The Company's future capital requirements, however, depend on numerous factors, including, without limitation, the success of its marketing, sales and distribution efforts. There can be no assurance that additional funds, if required, will be available to the Company on favorable terms or at all.

Inflation

     The Company does not believe that inflation has had a material adverse effect on net sales or results of operations. The Company has generally been able to pass on increased costs related to inflation through increases in its prices to customers.

Recent Accounting Pronouncements

     In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," which is effective for the Company beginning February 1, 1996. SFAS No. 123 requires disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation expense to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply Accounting Principles Board Opinion ("APB") No. 25, which recognizes compensation costs based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB No. 25 to its stock-based compensation awards to employees. The required disclosures of pro forma effects on net income and earnings per share are described in Note 12 of "Item 1. Financial Statements."

     In February 1997, the FASB issued SFAS No. 128, "Earnings per Share" ("EPS"), which is effective for both interim and annual periods ending after December 15, 1997. SFAS No. 128 supersedes APB No. 15 and specifies the computation, presentation and disclosure requirement for basic and diluted EPS. The Company has determined that the adoption of this new standard would not have had a material effect on EPS for all periods presented.

Item 2. Changes in Securities

     None.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of security holders during the first quarter of fiscal 1997.

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits

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

     10.2   Employment Agreement between the Company and Christopher C. Edgar
            (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement
            on Form S-1 (Registration No. 333-15153))

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

     10.9   Lease Agreement dated May 3, 1995 between the Company and The Rector, Church-
            Wardens and Vestrymen of Trinity Church in the City of New-York (the "Lease
            Agreement"); Modification and Extension of Lease Agreement dated September 26,
            1996 (incorporated by reference to Exhibit 10.9 to the Company's Registration
            Statement on Form S-1 (Registration No. 333-15153))



   10.10    Form of Restricted Stock Agreements between the Company and holders of Common
            Stock subject to the Restricted Stock Plan (incorporated by reference to Exhibit
            10.10 to the Company's Registration Statement on Form S-1 (Registration No. 333-15153))

   10.11    Amendment dated March 31, 1996 to the Jay Group Agreement (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the
            fiscal year ended April 30, 1997).

   10.12    Lease Agreement dated April 25, 1997 between the Company and Keystone
            Distribution Center, Inc. (incorporated by reference to Exhibit 10.12 to the
            Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1997).

   10.13    (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form
            10-K for the fiscal year ended April 30, 1997).

(b)      The Company did not file any reports on Form 8-K during the first quarter of fiscal 1997.

(c)      See Exhibit Index immediately following the Notes to Financial Statements.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      dELiA*s Inc.

                                      (Registrant)

Date: May 23, 1997

                                      By: /s/ Stephen I. Kahn
                                          -------------------------------------
                                          Stephen I. Kahn
                                          Chairman of the Board, President and
                                          Chief Executive Officer

                                      By: /s/ Evan Guillemin
                                          -------------------------------------
                                          Evan Guillemin
                                          Chief Financial Officer and Treasurer
                                          (principal financial and accounting
                                          officer)

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

  3.2      Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company'sRegistration
           Statement on Form S-1 (Registration No. 333-15153))

 10.1      Form of Employment Agreement between the Company and Stephen I. Kahn (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1 (Registration No.
           333-15153))

 10.2      Employment Agreement between the Company and Christopher C. Edgar (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1 (Registration No.
           333-15153))

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

 10.11     Amendment dated March 31, 1996 to the Jay Group Agreement (incorporated by reference to
           Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended April 30,
           1997).

 10.12     Lease Agreement dated April 25, 1997 between the Company and Keystone Distribution Center,
           Inc. (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K
           for the fiscal year ended April 30, 1997).

 10.13     Agreement dated April 4, 1997 between the Company and The Rector, Church Wardens and
           Vestrymen of Trinity Church in the City of New York (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1997).