Form 10-Q
period 1997-07-31
DELIAS INC
filed 1997-09-12
CIK 1026114

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                              [X] QUARTERLY REPORT

                            -------------------------

                     Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the quarterly period ended July 31, 1997

                                       OR

                             [ ] TRANSITION REPORT
                               ------------------

                     Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                                (No Fee Required)

    For the transition period from __________________ to ___________________

                         Commission file number 0-21869

                                  dELiA*s Inc.
             (Exact name of registrant as specified in its charter)

         Delaware                                        13-3914035
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

 Number of shares of Common Stock outstanding as of August 23, 1997: 13,002,977

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

     All references in this Report to a particular fiscal year refer to the year ended January 31 following the particular year (e.g., "fiscal 1996" refers to the fiscal year ending January 31, 1997). As used in this Report, references to "dELiA*s" or the "Company" prior to the 1996 Reorganization (described in "Item 1--Consolidated Financial Statements") mean dELiA*s LLC and its predecessor and, thereafter, dELiA*s Inc. and its subsidiaries.


                                     PART I
                        FINANCIAL INFORMATION (Unaudited)

Item 1. Consolidated Financial Statements

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and therefore do not include all information and footnotes required by generally accepted accounting principles. However, in the opinion of management, all adjustments (which consist only of normal recurring accruals) necessary for a fair presentation of the results of operations for the relevant periods have been made. Results for the interim periods are not necessarily indicative of the results to be expected for the year.

                          dELiA*s Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                             January 31, 1997    July 31, 1997
                                                                             ----------------    -------------
                                                                                         (Unaudited)
                                                      ASSETS
CURRENT ASSETS
     Cash and cash equivalents..................................................      $21,316          $15,138
     Short-term investments.....................................................           --            8,696
     Receivables from related parties ..........................................           61               --
     Merchandise inventories ...................................................        4,072            7,262
     Prepaid expenses and other current assets .................................          310            2,456
     Deferred taxes ............................................................          536              183
                                                                                      -------          -------
         Total current assets ..................................................       26,295           33,735
                                                                                      -------          -------
PROPERTY AND EQUIPMENT--Net ....................................................        1,021            2,855
LONG-TERM INVESTMENTS ..........................................................           --           14,112
OTHER ASSETS  ..................................................................           98              152
                                                                                      -------          -------
TOTAL ASSETS  ..................................................................      $27,414          $50,854
                                                                                      =======          =======

                                       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable ..........................................................      $ 3,148          $ 4,760
     Accrued expenses and other current liabilities ............................        1,937            2,243
     Sales return allowance ....................................................          372              364
     Liabilities due to customers ..............................................          618              895
     Income taxes payable ......................................................          193               --
                                                                                      -------          -------
         Total current liabilities .............................................        6,268            8,262
                                                                                      -------          -------
DEFERRED CREDITS ...............................................................           14              108
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred Stock, par value $.01 per share;
              Authorized--1,000,000 shares;
              Shares issued and outstanding--none ..............................           --               --
     Common Stock, par value $.01 per share;
              Authorized--50,000,000 shares;
              Issued and outstanding--12,052,500 and 13,002,977
                shares, at January 31, 1997 and  July 31, 1997,
                respectively ...................................................          121              130
     Note receivable from stockholder ..........................................         (50)               --
     Deferred compensation .....................................................        (147)             (93)
     Additional paid-in capital ................................................       20,874           40,285
     Retained earnings .........................................................          334            2,162
                                                                                      -------          -------
         Total stockholders' equity ............................................       21,132           42,484
                                                                                      -------          -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .....................................      $27,414          $50,854
                                                                                      =======          =======


            See Notes to Unaudited Consolidated Financial Statements
                          dELiA*s Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except share data)

                                                                                             Three Months
                                                                                            Ended July 31,
                                                                                            --------------
                                                                                         1996            1997
                                                                                         ----            ----
                                                                                              (Unaudited)
NET SALES     ..................................................................     $  4,663          $16,091
COST OF SALES ..................................................................        2,233            7,826
                                                                                     --------          -------
GROSS PROFIT  ..................................................................        2,430            8,265
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES....................................        2,149            7,237
INTEREST INCOME, NET............................................................           11              320
                                                                                     --------          -------
INCOME BEFORE PROVISION FOR INCOME TAXES........................................          252            1,348
PROVISION FOR INCOME TAXES......................................................            4              448
                                                                                     --------          -------
NET INCOME    ..................................................................     $    288          $   900
                                                                                     ========          =======
NET INCOME PER SHARE............................................................                       $  0.07
                                                                                                       =======
SHARES USED IN THE CALCULATION OF NET
     INCOME PER SHARE...........................................................                        12,774
                                                                                                       =======
Pro Forma Income Data (Unaudited)
     Income before provision for income taxes as reported ......................     $    292
     Pro forma provision for income taxes.......................................          121
                                                                                     --------
     Pro forma net income.......................................................     $    171
                                                                                     ========
     Pro forma net income per share.............................................     $   0.02
                                                                                     ========
     Shares used in the calculation of pro forma net
        income per share........................................................       10,000
                                                                                     ========

                                                                                             Six Months
                                                                                            Ended July 31,
                                                                                            --------------
                                                                                         1996            1997
                                                                                         ----            ----
                                                                                                     (Unaudited)
NET SALES     ..................................................................     $  8,372          $29,019
COST OF SALES ..................................................................        3,958           14,218
                                                                                     --------          -------
GROSS PROFIT  ..................................................................        4,414           14,801
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES....................................        3,638           12,459
INTEREST INCOME, NET............................................................           20              557
                                                                                     --------          -------
INCOME BEFORE PROVISION FOR INCOME TAXES........................................          796            2,899
PROVISION FOR INCOME TAXES......................................................           11            1,071
                                                                                     --------          -------
NET INCOME    ..................................................................     $    785          $ 1,828
                                                                                     ========          =======
NET INCOME PER SHARE............................................................                       $  0.15
                                                                                                       =======
SHARES USED IN THE CALCULATION OF NET
     INCOME PER SHARE...........................................................                        12,472
                                                                                                       =======
Pro Forma Income Data (Unaudited)
     Income before provision for income taxes as reported ......................     $    796
     Pro forma provision for income taxes.......................................          328
                                                                                     --------
     Pro forma net income.......................................................     $    468
                                                                                     ========
     Pro forma net income per share.............................................     $   0.05
                                                                                     ========
     Shares used in the calculation of pro forma net
        income per share........................................................       10,000
                                                                                     ========

            See Notes to Unaudited Consolidated Financial Statements
                          dELiA*s Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                              Six Months
                                                                                             Ended July 31,
                                                                                             --------------
                                                                                        1996           1997
                                                                                        ----           ----
                                                                                                   (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income.................................................................     $   785          $ 1,828
     Adjustments to reconcile net income to net cash provided by (used in)
       operating activities
       Depreciation and amortization ...........................................          29              167
       Compensation expense related to issuance of Restricted Stock ............          26               54
       Decrease in note receivable from stockholder.............................          --               50
       Changes in operating assets and liabilities:
              Receivables from related parties .................................         (50)              61
              Merchandise inventories...........................................      (1,294)          (3,190)
              Prepaid expenses and other current assets.........................        (138)          (2,146)
              Deferred taxes ...................................................          --              353
              Other assets......................................................           1              (54)
              Accounts payable .................................................         946            1,612
              Accrued expenses and other current liabilities ...................         419              306
              Sales return allowance ...........................................          81               (8)
              Liabilities due to customers .....................................          85              277
              Income taxes payable .............................................          (3)            (193)
              Deferred credits .................................................          21               94
                                                                                     -------          -------
Net cash provided by (used in) operating activities.............................         908             (789)
                                                                                     =======          =======
 FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures.......................................................        (240)          (2,001)
     Purchases of held-to-maturity securities...................................          --          (22,808)
                                                                                     -------          -------
Net cash used in investing activities...........................................        (240)         (24,809)
                                                                                     =======          =======
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net Proceeds from Issuance of Common Stock.................................          --           19,420
                                                                                     =======          =======
INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS .................................         668           (6,178)
CASH & CASH EQUIVALENTS--BEGINNING OF PERIOD.....................................        675           21,316
                                                                                     =======          =======
CASH & CASH EQUIVALENTS--END OF PERIOD ..........................................    $ 1,343          $15,138
                                                                                     =======          =======
SUPPLEMENTARY CASH FLOW INFORMATION:
     Income taxes paid .........................................................     $    11          $ 1,076
                                                                                     =======          =======
     Interest paid .............................................................     $     6          $     6
                                                                                     =======          =======


            See Notes to Unaudited Consolidated Financial Statements
                          dELiA*s Inc. and Subsidiaries

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1. Business

     The Company is a direct marketer of casual apparel and related accessories to teen girls and young women primarily between the ages of 10 and 24. The Company offers a broad selection of merchandise, presented in distinctively styled catalogs; the first catalog was distributed in March 1994. The Company maintains a corporate headquarters, telemarketing and customer service group in New York, New York and utilizes a third-party fulfillment facility for processing merchandise in Lancaster, Pennsylvania.

     The Company is subject to seasonal fluctuations in its merchandise sales and results of operations. The Company expects its sales operating results generally to be lower in the first and second quarters than in the third and fourth quarters (which include the back-to-school and holiday seasons) of each fiscal year.

     dELiA*s Inc. (the "Company" or "dInc") is a successor to a business originally founded in September 1993. In 1995, the successor business began to operate as a New York limited liability company under the name dELiA*s LLC ("dLLC"). As a limited liability company, dLLC was treated for income tax purposes as a partnership with taxes on the income generated by dLLC paid by its members. In October 1996, dInc was incorporated in Delaware. Prior to the completion of the Company's initial public offering of Common Stock of dInc (the "IPO"), dLLC and dInc engaged in a reorganization transaction (the 1996 "Reorganization") pursuant to which dLLC contributed its assets to dInc and dInc assumed, and agreed to pay, perform and discharge, all liabilities of dLLC (except for income tax liabilities). In connection with the 1996 Reorganization, dInc issued 10,000,000 shares of Common Stock to dLLC, of which 704,474 shares are restricted under the Company's Restricted Stock Plan. The 1996 Reorganization also resulted in the distribution to existing members of dLLC of $4,000,000 and the shares of Common Stock of dInc in accordance with the dLLC operating agreement (the "LLC Distribution"). The accompanying financial statements and footnotes are presented to reflect the 1996 Reorganization as described above, which was accounted for on a basis similar to a pooling of interests.

     In June 1997, the Company completed a public offering of 1,000,000 shares of Common Stock at a public offering price of $21.00 per share (the "1997 Offering"). The Company received net proceeds of $19.4 million

     In July 1997, the dELiA*s business was reorganized into several subsidiaries along functional business and geographic lines.

2.   Summary of Significant Accounting Policies and Basis of Presentation

     a. Principles of Consolidation--The consolidated financial statements include the accounts of dInc and subsidiaries, all of which are wholly-owned. All significant intercompany balances and transactions have been eliminated in consolidation.

     b. Unaudited Interim Financial Statements--In the opinion of management, the unaudited financial statements for the six month periods ended July 31, 1996 and 1997 are presented on a basis consistent with the audited financial statements and reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results thereof. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year.

                          dELiA*s Inc. and Subsidiaries

     c. Recent Accounting Pronouncements--Statement of Financial Accounting Standards ("SFAS") No. 129, "Disclosure of Information About Capital Structure," was issued in February 1997 and is effective for periods ending after December 15, 1997. This statement establishes standards for disclosing information about an entity's capital structure by superseding and consolidating previously issued accounting standards. The financial statements of the Company are prepared in accordance with the requirements of SFAS No. 129.

3. Property and Equipment

     Major classes of property and equipment are as follows:

                                                          Estimated         January 31,          July 31,
                                                          Useful Lives         1997                1997
                                                          ------------      -----------          --------
                                                                                               (Unaudited)
Furniture, fixtures and equipment................         5-10 years         $  936,000          $2,424,000
Leasehold improvements...........................       Term of lease           180,000             693,000
                                                                              ---------          ----------
Total--at cost...................................                             1,116,000           3,117,000
Less accumulated depreciation and
  amortization...................................                                95,000             262,000
                                                                              ---------          ----------
Total property and equipment--net................                            $1,021,000          $2,855,000
                                                                              =========          ==========


4. Credit and Financing Agreements

     At July 31, 1997, the Company had a line of credit agreement with a bank providing for short-term loans of up to $5.0 million subject to bank approval. Borrowings under the agreement are secured by all assets of the Company except for merchandise inventories and bear interest at the prime rate plus two percent (10.25 percent and 10.5 percent at January 31, 1997 and July 31, 1997, respectively). There were no funds borrowed under the agreement during the fiscal year ended January 31, 1997 and the six month period ended July 31, 1997.

     Outstanding letters of credit established to facilitate international merchandise purchases at July 31, 1997 were $864,000.

5. Stock Options

     In the six month period ended July 31, 1997, options to purchase an aggregate of 222,362 shares of Common Stock were granted to 21 employees of the Company. These options will become exercisable over a period of eleven months to five years from the date of grant. The exercise price per share of each such option is equal to the fair market value of the Common Stock on the date of grant.

     A summary of the status of all plan and non-plan options to purchase shares of Common Stock outstanding as of January 31, 1997 and July 31, 1997 (unaudited) follows:

                          dELiA*s Inc. and Subsidiaries

                                                      Fiscal Year 1996                     Six Months
                                                    Ended January 31, 1997              Ended July 31, 1997
                                                    ----------------------              -------------------
                                                                  Weighted                       Weighted
                                                  Options      Exercise Price     Options     Exercise Price
                                                  -------      --------------     -------     --------------
Outstanding at beginning of period                      --            $   --       383,750           $11.00
    Granted                                        383,750             11.00       222,362            18.20
    Exercised                                           --                --            --               --
    Cancelled                                           --                --            --               --
                                                   -------            ------       -------           ------
Outstanding at end of period                       383,750            $11.00       606,112           $13.64
                                                   =======            ======       =======           ======
Options exercisable
    at end of period                                    --                --        50,000           $11.00
                                                   =======            ======       =======           ======


     The Company applies APB No. 25 and related interpretations in accounting for its stock option and purchase plans. Accordingly, no compensation expense has been recognized for those plans in the year ended January 31, 1997 and the three month period ended July 31, 1997. Had compensation expense been determined based on the fair value of stock option grants on the date of grant consistent with SFAS No. 123, the effect on the Company's net income and earnings per share for the year ended January 31, 1997 would not have been material.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included elsewhere in this Report.

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

     The Company initially mailed catalogs to persons responding to advertisements and to names on rented lists. The Company has built a proprietary list of "house names" (customers who have made at least one purchase or have requested a catalog from the Company in the preceding 36 months), which currently contains approximately 2.3 million names, primarily through referrals, word-of-mouth, returns of catalog request cards and targeted classified advertising in selected magazines. A significant portion of the Company's catalogs is mailed to house names, supplemented by purchased and rented lists. The response rates generated from its house list are typically higher than those the Company realizes from purchased or rented lists.

     The Company plans to increase the number of catalogs it distributes from 8 million in fiscal 1996 to at least 28 million in fiscal 1997 and in excess of 45 million in fiscal 1998. The Company distributed six editions of its catalog in fiscal 1996 and anticipates distributing eight editions in fiscal 1997. As the Company continues to increase its prospecting efforts and the number of catalogs it distributes, the Company intends to increase its aggregate marketing expenditures, which may result in a decrease in operating margin. With increased catalog distribution, there can be no assurance that response rates will not decline in the future. Response rates have typically fluctuated on a year-to-year and catalog-to-catalog basis. Response rates are influenced by a number of factors including the timing of catalog mailings, market acceptance of the Company's merchandise and the mix and presentation of products and actions of competitors. Average order size has also fluctuated seasonally. Generally, the average size of orders from the Company's fall and winter catalogs is larger than the average size of orders from its spring and summer catalogs.

     The Company is currently attempting to increase the flexibility of its catalog publishing schedule and reduce the lead time for inventory purchases to take better advantage of early indicators of customer purchasing patterns and reduce its exposure to the risk of inventory obsolescence. To facilitate its publishing strategy, the Company has developed its in-house art department to allow for shorter and more flexible publishing schedules. In addition, at the Company's request, certain of the Company's vendors have agreed to purchase raw materials in advance and in excess of the Company's initial purchase orders. This allows the Company to place orders later in a season in response to early indicators of customer demand while reducing the Company's inventory risk. Although the Company sometimes shares the risk of these raw material orders with such vendors, these advance purchases limit its exposure to the greater risk of unsold finished goods. The Company believes these actions helped to improve its overall profitability in fiscal 1996 and the first six months of fiscal 1997.

     The Company believes that as its revenue base grows and it further penetrates its target market, the Company may not be able to sustain the levels of percentage annual growth in net sales and growth in operating income experienced in fiscal 1995 and fiscal 1996. Additionally, legislation introduced in the

U.S. Congress that proposes restrictions on persons, principally list brokers, that sell, purchase or otherwise use for commercial purposes personal information about teens (under the age of 16) and children could adversely affect the Company's use of purchased and rented lists, as well as the Company's ability to generate new names for its proprietary database. Although the Company is not a list broker, it does mail catalogs to persons whose names are derived from purchased and rented lists. Approximately 40% of the names of persons to whom the Company mailed its summer 1997 catalogs were derived from purchased and rented lists. However, the Company's use of purchased and rented lists has been declining relative to the use of its house list. The Company regularly explores new methods for developing its house list and believes it will be able to continue to develop this list through advertising and new channels for the distribution of its catalogs. There can be no assurance, however, that the Company will be able to develop its house list.

     The Company began operating its own warehouse and fulfillment operations on June 30, 1997 in a leased facility located in Hanover, Pennsylvania. Prior to that date, the Company used an unaffiliated third-party fulfillment contractor to process and fulfill orders. Starting in the second quarter of fiscal 1997, the Company has begun to incur additional expenses as a result of moving to and operating the new facility, and will make substantial investments in plant and equipment to improve the new facility. See "--Liquidity and Capital Resources."

     On December 24, 1996, the Company sold 2,052,500 shares of Common Stock in the IPO. The Company has invested the net proceeds it received from the IPO, consisting of $19.8 million, in interest-bearing, investment-grade securities.

     On June 9, 1997, the Company completed the 1997 Offering in which it received net proceeds of $19.4 million. The Company has invested the net proceeds it received from the 1997 Offering in interest-bearing, investment-grade securities. Stockholders of the Company sold an additional 1,300,000 shares in the 1997 Offering.

     On July 1, 1997, the dELiA*s business was reorganized into several subsidiaries along functional business and geographic lines. In connection with this reorganization, the Corporation expects to realize certain state tax savings in the second half of fiscal 1997 and thereafter.

Results of Operations

     The following table sets forth, for the periods indicated, the percentage relationship of certain items from the Company's statement of operations to net sales. Any trends reflected by the following table may not be indicative of future results.

                                                        Six Months
                                                      Ended July 31,
                                                      --------------
                                                    1996           1997
                                                    ----           ----
                                                               (Unaudited)
Net sales                                         100.0%           100.0%
Cost of sales                                      47.3             49.0
                                                  -----            -----
Gross profit                                       52.7             51.0
Selling, general and administrative expenses       43.4             42.9
Interest income, net                                0.2              1.9
                                                  -----            -----
Income before provision for income taxes            9.5             10.0
Provision for income taxes                          0.1              3.7
                                                  -----            -----
Net income                                          9.4%             6.3%
                                                  -----            -----
Pro forma net income (1)                            5.6%             6.3%
                                                  =====            =====

------------------------
(1) Pro forma net income for the six months ended July 31, 1996 is adjusted to reflect the Company's financial statements as if it had been a C corporation for the entire period. During the fourth quarter of fiscal 1996, the Company converted from a limited liability company to a C corporation. Pro forma net income for the six months ended July 31, 1997 represents actual reported net income.

Comparison of Three Months Ended July 31, 1996 and 1997

     Net Sales. Net sales increased approximately $11.4 million, from $4.7 million in the second quarter of fiscal 1996 to $16.1 million in the second quarter of fiscal 1997. The increase in net sales was primarily due to an increase in the number of catalogs mailed. The Company increased the number of catalogs it distributed to 5.6 million in the second quarter of fiscal 1997 from
1.4 million in the second quarter of fiscal 1996. Aggregate response rates from catalogs distributed in the second quarter of fiscal 1997 declined relative to catalogs distributed in the second quarter of fiscal 1996 as the Company mailed additional catalog editions during the second quarter of fiscal 1997 to a large number of persons who had received a prior edition of those catalogs earlier in the period. The Company believes aggregate response rates will usually decline when it mails additional catalog editions within the same fiscal period.

     Gross Margin. Gross margin decreased from 52.1% in the second quarter of fiscal 1996 to 51.4% in the second quarter of fiscal 1997. The decrease in gross margin was due primarily to increased reserves for returns and inventory obsolescence consistent with the Company's recent growth based upon management's evaluation of merchandise inventories as of July 31, 1997 and the sale of merchandise at a discount though sales circulars. In contrast, in the second quarter of fiscal 1996, the Company had negligible carryover inventory, and thus no discounted sales, as a result of a one-time liquidation of over-stocked merchandise in the fourth quarter of fiscal 1995.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased approximately $5.1 million, from $2.1 million in the second quarter of fiscal 1996 to $7.2 million in the second quarter of fiscal 1997. Selling, general and administrative expenses decreased as a percentage of net sales from 46.1% in the second quarter of fiscal 1996 to 45.0% in the second quarter of fiscal 1997. The decrease was primarily due to lower processing costs in adding new names to its proprietary database, as well as the Company's ability to leverage certain fixed expenses over a greater revenue base. The decrease was partly offset by expenses associated with the transition to the Company's new warehouse facility and higher expenditures on corporate salaries, telemarketing staff and additional information systems in anticipation of future sales growth, as well as additional marketing expenditures as the Company increased the number of catalogs it mailed.

     Interest Income, Net. Interest income, net, increased approximately $309,000, from $11,000 in the second quarter of fiscal 1996 to $320,000 in the second quarter of fiscal 1997. The increase in interest income, net, was primarily due to the Company's investment of the net proceeds from the IPO and the 1997 Offering, which proceeds were received in the fourth quarter of fiscal 1996 and the second quarter of fiscal 1997, respectively.

     Provision for Income Taxes. Provision for income taxes increased approximately $444,000 from $4,000 in the second quarter of fiscal 1996 to $448,000 in the second quarter of fiscal 1997. This increase was almost entirely due to the 1996 Reorganization, which was effected in the fourth quarter of fiscal 1996, in which the Company converted from a limited liability company to a C corporation. See Note 1 of "Item 1--Consolidated Financial Statements."



Comparison of Six Months Ended July 31, 1996 and 1997

     Net Sales. Net sales increased approximately $20.6 million, from $8.4 million in the first six months of fiscal 1996 to $29.0 million in the first six months of fiscal 1997. The increase in net sales was primarily due to an increase in the number of catalogs mailed. The Company increased the number of catalogs it distributed to 10.4 million in the first six months of fiscal 1997 from 2.5 million in the first six months of fiscal 1996. Aggregate response rates from catalogs distributed in the first six months of fiscal 1997 declined relative to catalogs distributed in the first six months of fiscal 1996, as the Company mailed additional catalog editions during the first quarter and second quarters of 1997 to a large number of persons who had received a prior edition of those catalogs earlier in the period. The Company believes aggregate response rates will usually decline when it mails additional catalog editions within the same fiscal period.

     Gross Margin. Gross margin decreased from 52.7% in the first six months of fiscal 1996 to 51.0% in the first six months of fiscal 1997. The decrease in gross margin was due primarily to increased reserves for returns and inventory obsolescence consistent with the Company's recent growth based upon management's evaluation of merchandise inventories as of July 31, 1997 and the sale of merchandise at a discount though sales circulars. In contrast, in the first six months of fiscal 1996, the Company had negligible carryover inventory, and thus no discounted sales, as a result of a one-time liquidation of over-stocked merchandise in the fourth quarter of fiscal 1995.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased approximately $8.9 million, from $3.6 million in the first six months of fiscal 1996 to $12.5 million in the first six months of fiscal 1997. Selling, general and administrative expenses decreased as a percentage of net sales from 43.4% in the first six months of fiscal 1996 to 42.9% in the first six months of fiscal 1997. The decrease was primarily due to lower processing costs in adding new names to its proprietary database, as well as the Company's ability to leverage certain fixed expenses over a greater revenue base. The decrease was partly offset by expenses associated with the transition to the Company's new warehouse facility and higher expenditures on corporate salaries, telemarketing staff and additional information systems in anticipation of future sales growth, as well as additional marketing expenditures as the Company increased the number of catalogs it mailed.

     Interest Income, Net. Interest income, net, increased approximately $537,000, from $20,000 in the first six months of fiscal 1996 to $557,000 in the first six months of fiscal 1997. The increase in interest income, net, was primarily due to the Company's investment of the net proceeds from the IPO and the 1997 Offering, which proceeds were received in the fourth quarter of fiscal 1996 and the second quarter of fiscal 1997, respectively.

     Provision for Income Taxes. Provision for income taxes increased approximately $1.1 million, from $11,000 in the first six months of fiscal 1996 to $1.1 million in the first six months of fiscal 1997. This increase was almost entirely due to the 1996 Reorganization, which was effected in the fourth quarter of fiscal 1996, in which the Company converted from a limited liability company to a C corporation. See Note 1 of "Item 1--Consolidated Financial Statements."


Selected Quarterly Results of Operations

     The following table sets forth certain unaudited statements of operations data for the six quarters ended July 31, 1997, as well as such data expressed as a percentage of the Company's total net sales for the periods indicated. This data has been derived from unaudited financial statements that, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation of such information when read in conjunction with the Company's annual audited financial statements and notes thereto.

                                      ----------------------------------------------------------------------------------
                                                                        Quarter Ended
                                      --------------------------------------------------- -- ---------------------------
                                                         Fiscal 1996                                Fiscal 1997
                                      ---------------------------------------------------    ---------------------------
                                       Apr. 30,      July 31,     Oct. 31,    Jan. 31,         Apr. 30,      July 31,
                                         1996           1996       1996         1997              1997          1997
                                      ---------      --------     --------    --------        ---------      --------
                                                                       (in thousands)
Net sales.......................        $ 3,709      $ 4,663      $ 7,110     $ 14,743        $ 12,928        $16.091
Cost of sales...................          1,725        2,233        3,463        7,203           6,392          7,826
                                      ---------      --------     --------    --------        ---------      --------
Gross profit....................          1,984        2,430        3,647        7,540           6,536          8,265
Selling, general and
   Administrative expenses......          1,489        2,149        2,693        5,519           5,222          7,237
Interest income, net............              9           11            4          152             237            320
                                      ---------      --------     --------    --------        ---------      --------
Income before provision for
    income taxes................            504          292          958        2,173           1,551          1,348
Provision (benefit) for income
    Taxes.......................              7            4            4         (343)            623            448
                                      ---------      --------     --------    --------        ---------      --------
Net income......................        $   497      $   288      $   954     $  2,516        $    928        $   900
                                      ---------      --------     --------    --------        ---------      --------
Pro forma net income(1).........        $   297      $   171      $   567     $  1,272        $    928        $   900
                                      =========      ========     ========    ========        =========      ========

                                                                Percentage of Total Net Sales
                                      ----------------------------------------------------------------------------------
Net sales.......................          100.0%       100.0%       100.0%       100.0%          100.0%         100.0%
Cost of Sales...................           46.5         47.9         48.7         48.9            49.4           48.6
                                      ---------      --------     --------    --------        ---------      --------
Gross profit....................           53.5         52.1         51.3         51.1            50.6           51.4
Selling, general and
    administrative expenses.....           40.1         46.0         37.9         37.4            40.4           45.0
Interest income, net............            0.2          0.2          0.1          1.0             1.8            2.0
                                      ---------      --------     --------    --------        ---------      --------
Income before provision for
    income taxes................           13.6          6.3         13.5         14.7            12.0            8.4
Provision (benefit) for income
    taxes.......................            0.2          0.1          0.1         (2.3)            4.8            2.8
                                      ---------      --------     --------    --------        ---------      --------
Net income......................           13.4%         6.2%        13.4%        17.1%            7.2%           5.6%
                                      ---------      --------     --------    --------        ---------      --------
Pro forma net income............            8.0%         3.7%         8.0%         8.6%            7.2%           5.6%
                                      =========      ========     ========    ========        =========      ========

------------------------
(1) Pro forma net income for the six months ended July 31, 1996 is adjusted to reflect the Company's financial statements as if it had been a C corporation for the entire period. During the fourth quarter of fiscal 1996, the Company converted from a limited liability company to a C corporation. Pro forma net income for the six months ended July 31, 1997 represents actual reported net income.

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


Liquidity and Capital Resources

     Since its inception, the Company has met its operating and cash requirements through funds generated from operations, the private sales of equity securities, the IPO and, most recently, the 1997 Offering. All of the Company's working capital needs have been satisfied by cash provided by operations since the third quarter of fiscal 1995. Cash provided by operations in the first six months of fiscal 1996 was $908,000 and cash used in operations in the first six months of fiscal 1997 was $789,000.

     Cash used in investing in the first six months of fiscal 1996 and 1997 was $240,000 and $24.8 million, respectively, as the Company invested the net proceeds of the 1997 Offering in interest-bearing, investment-grade securities. The Company expects to make capital expenditures of approximately $1.5 million to upgrade its management information systems in fiscal 1997. The Company also anticipates capital expenditures of at least $1.5 million in property, plant and equipment, including leasehold improvements, office equipment and expenditures relating to the Company's new warehouse and distribution operations. See "--Results of Operations."

     Cash flows from financing activities in the first six months of fiscal 1997 were $19.4 million as a result of the 1997 Offering; the Company did not engage in any financing activities in the first six months of fiscal 1996.

     Cash and cash equivalents decreased by approximately $6.2 million to $15.1 million at July 31, 1997 from January 31, 1997, as the Company received $19.4 in net proceeds from the 1997 Offering, offset by the Company's shift of a portion of its investments to securities with maturities of greater than 90 days and increased its inventory position during the six months ended July 31, 1997.

     During the fiscal year prior to the IPO, the Company operated as a limited liability company with taxes paid by its members. Following the 1996 Reorganization in which the Company's business was transferred to a Delaware corporation, the Company ceased to be a flow-through entity and is now liable for applicable income taxes.

     The Company has a revolving line of credit for seasonal working capital, collateralized by all of the Company's assets other than inventory. The maximum amount available under the line of credit is $5.0 million. The interest rate on the line of credit is the lending bank's prime rate (10.5% at July 31, 1997). The line expires on July 31, 1998. The Company has not drawn on this line.

     The Company believes that its cash on hand, together with cash generated by operations, will be sufficient to meet its capital and operating requirements through at least fiscal 1997. The Company's future capital requirements, however, depend on numerous factors, including, without limitation, the success of its marketing, sales and distribution efforts. There can be no assurance that additional funds, if required, will be available to the Company on favorable terms or at all.

Inflation

     The Company does not believe that inflation has had a material adverse effect on net sales or results of operation. The Company has generally been able to pass on increased costs related to inflation through increases in its prices to customers.

Recent Accounting Pronouncements

     In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," which is effective for the Company beginning February 1, 1996. SFAS No. 123 requires disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation expense to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB No. 25, which recognizes compensation costs based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB No. 25 to its stock-based compensation awards to employees. The required disclosures of pro forma effects on net income and earnings per share are described in Note 12 of "Item 1--Consolidated Financial Statements."

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

     In February 1997, the FASB issued SFAS No. 129, "Disclosure of Information About Capital Structure," which is effective for periods ending after December 15, 1997. This statement establishes standards for disclosing information about an entity's capital structure by superseding and consolidating previously issued accounting standards. The financial statements of the Company are prepared in accordance with the requirements of SFAS No.
129.

                                     PART II
                                OTHER INFORMATION

Item 1. Legal Proceedings

     The Company is not involved in any legal proceedings that management believes would have a material adverse effect on the Company's financial position or results of operations.

Item 2. Changes in Securities

     None.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Stockholders of the Company was held on June 30, 1997, for the purpose of: (i) electing two directors, and (ii) ratifying the selection of auditors for the current fiscal year. Proxies were solicited by management pursuant to Regulation 14 under the Securities Exchange Act of 1934. There was no solicitation in opposition to management's proposals and nominees, and all such proposals were adopted and nominees elected.

     With respect to the re-election of Mr. S. Roger Horchow and Mr. Joseph J. Pinto as directors of the Company, the number of shares of Common Stock voted was as follows:

         Director                   For              Withheld          Abstain
         --------                   ---              --------          -------
         S. Roger Horchow           11,655,495          4,500           5,000
         Joseph J. Pinto            11,655,495          4,500           5,000

     The terms of office of directors Christopher C. Edgar, Stephen I. Kahn, Sidney S. Kahn and Geraldine Karetsky continued after the meeting.

     With respect to the ratification of Deloitte & Touche LLP as independent auditors for the current fiscal year, the number of shares of Common Stock voted was as follows:

                                  For               Withheld          Abstain
                                  ---               --------          -------
                                  11,661,195               0           3,800

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

         10.8     [omitted]

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

         10.11    [omitted]

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

         10.13 (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended April 30,
                  1997).

           27     Financial Data Schedule

(b) The Company did not file any reports on Form 8-K during the second quarter of fiscal 1997.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           dELiA*s Inc.
                           (Registrant)
Date: September 11, 1997

                           By: /s/ Stephen I. Kahn
                               -------------------
                                   Stephen I. Kahn
                                   Chairman of the Board, President and
                                   Chief Executive Officer


                           By: /s/ Evan Guillemin
                                   --------------
                                   Evan Guillemin
                                   Chief Financial Officer and Treasurer
                                   (principal financial and accounting officer)

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

10.8     [omitted]

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

10.11    [omitted]

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

   27    Fiancial Data Schedule