Form 10-Q
period 1997-10-31
DELIAS INC
filed 1997-12-05
CIK 1026114

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]                             QUARTERLY REPORT

                            -------------------------

                     Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                 For the quarterly period ended October 31, 1997

                                       OR

[ ]                             TRANSITION REPORT
                               -------------------

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

      Number of shares of Common Stock outstanding as of December 3, 1997:
13,002,977

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

                                           dELiA*s Inc. and Subsidiaries

                                            CONSOLIDATED BALANCE SHEETS
                                         (in thousands, except share data)

                                                                             January 31, 1997  October 31, 1997
                                                                             ----------------  ----------------
                                                                                         (Unaudited)
                                                      ASSETS
CURRENT ASSETS
     Cash and cash equivalents..................................................      $21,316           $8,888
     Short-term investments.....................................................           --           12,692
     Receivables from related parties ..........................................           61               --
     Merchandise inventories ...................................................        4,072            9,823
     Prepaid expenses and other current assets .................................          310            5,543
     Deferred taxes ............................................................          536               --
                                                                                     --------         --------
         Total current assets ..................................................       26,295           36,946
                                                                                     --------         --------
PROPERTY AND EQUIPMENT--Net ....................................................        1,021            4,551
LONG-TERM INVESTMENTS ..........................................................           --           15,077
OTHER ASSETS  ..................................................................           98              182
                                                                                     --------         --------
TOTAL ASSETS  ..................................................................      $27,414          $56,756
                                                                                     ========         ========

                                       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable ..........................................................      $ 3,148          $ 7,067
     Accrued expenses and other current liabilities ............................        1,937            3,158
     Sales return allowance ....................................................          372              456
     Liabilities due to customers ..............................................          618            1,107
     Deferred Taxes.............................................................           --              729
     Income taxes payable ......................................................          193               --
                                                                                      -------          -------
         Total current liabilities .............................................        6,268           12,517
                                                                                      -------          -------
DEFERRED CREDITS ...............................................................           14              134
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred Stock, par value $.01 per share;
              Authorized--1,000,000 shares;
              Shares issued and outstanding--none ..............................           --               --
     Common Stock, par value $.01 per share;
              Authorized--50,000,000 shares;
              Issued and outstanding--12,052,500 and 13,002,977
                shares, at January 31, 1997 and October 31, 1997,
                respectively ...................................................          121              130
     Note receivable from stockholder ..........................................          (50)              --
     Deferred compensation .....................................................         (147)             (72)
     Additional paid-in capital ................................................       20,874           40,285
     Retained earnings .........................................................          334            3,762
                                                                                      -------          -------
         Total stockholders' equity ............................................       21,132           44,105
                                                                                      -------          -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .....................................      $27,414          $56,756
                                                                                      =======          =======

            See Notes to Unaudited Consolidated Financial Statements
                                           dELiA*s Inc. and Subsidiaries

                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (in thousands, except share data)

                                                                                            Three Months Ended
                                                                                               October 31,
                                                                                         ----------------------
                                                                                           1996           1997
                                                                                         ---------     --------
                                                                                              (Unaudited)
NET SALES     ..................................................................          $  7,110      $21,862
COST OF SALES ..................................................................             3,463       10,654
                                                                                         ---------     --------
GROSS PROFIT  ..................................................................             3,647       11,208
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES....................................             2,693        9,156
INTEREST INCOME, NET............................................................                 4          402
                                                                                         ---------     --------
INCOME BEFORE PROVISION FOR INCOME TAXES........................................               958        2,454
PROVISION FOR INCOME TAXES......................................................                 4          854
                                                                                         ---------     --------
NET INCOME    ..................................................................         $     954     $  1,600
                                                                                         =========     ========
NET INCOME PER SHARE............................................................                       $   0.12
                                                                                                       ========
SHARES USED IN THE CALCULATION OF NET
     INCOME PER SHARE...........................................................                         13,207
                                                                                                       ========
Pro Forma Income Data (Unaudited)
     Income before provision for income taxes as reported ......................         $     958
     Pro forma provision for income taxes.......................................               391
                                                                                         ---------
     Pro forma net income.......................................................         $     567
                                                                                         =========
     Pro forma net income per share.............................................         $    0.06
                                                                                         =========
     Shares used in the calculation of pro forma net
        income per share........................................................            10,000
                                                                                          ========

                                                                                               Nine Months
                                                                                             Ended October 31,
                                                                                         ----------------------
                                                                                            1996         1997
                                                                                         ---------     --------
                                                                                              (Unaudited)
NET SALES     ..................................................................          $ 15,482     $ 50,881
COST OF SALES ..................................................................             7,421       24,872
                                                                                         ---------     --------
GROSS PROFIT  ..................................................................             8,061       26,009
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES....................................             6,331       21,615
INTEREST INCOME, NET............................................................                24          959
                                                                                         ---------     --------
INCOME BEFORE PROVISION FOR INCOME TAXES........................................             1,754        5,353
PROVISION FOR INCOME TAXES......................................................                15        1,925
                                                                                         ---------     --------
NET INCOME    ..................................................................         $   1,739     $  3,428
                                                                                         =========     ========
NET INCOME PER SHARE............................................................                       $   0.27
                                                                                                       ========
SHARES USED IN THE CALCULATION OF NET
     INCOME PER SHARE...........................................................                         12,719
                                                                                                       ========
Pro Forma Income Data (Unaudited)
     Income before provision for income taxes as reported ......................          $  1,754
     Pro forma provision for income taxes.......................................               719
                                                                                         ---------
     Pro forma net income.......................................................          $  1,035
                                                                                         =========
     Pro forma net income per share.............................................          $   0.10
                                                                                         =========
     Shares used in the calculation of pro forma net
        income per share........................................................            10,000
                                                                                         =========

            See Notes to Unaudited Consolidated Financial Statements
                          dELiA*s Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                             Nine Months
                                                                                          Ended October 31,
                                                                                    --------------------------
                                                                                       1996           1997
                                                                                       ----           ----
                                                                                           (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income.................................................................     $  1,739        $   3,428
     Adjustments to reconcile net income to net cash provided by (used in)
       operating activities
       Depreciation and amortization ...........................................           49              334
       Compensation expense related to issuance of Restricted Stock ............           48               75
       Decrease in note receivable from stockholder.............................           --               50
       Changes in operating assets and liabilities:
              Receivables.......................................................          (55)              --
              Receivables from related parties .................................          (61)              61
              Merchandise inventories...........................................       (3,491)          (5,751)
              Prepaid expenses and other current assets.........................         (984)          (5,233)
              Deferred taxes ...................................................           --            1,265
              Other assets......................................................         (262)             (99)
              Accounts payable .................................................        2,328            3,919
              Accrued expenses and other current liabilities ...................        1,227            1,221
              Sales return allowance ...........................................          128               84
              Liabilities due to customers .....................................          150              489
              Income taxes payable .............................................           (3)            (193)
              Deferred credits .................................................           18              120
                                                                                     --------         --------
Net cash provided by (used in) operating activities.............................          831             (230)
                                                                                     ========         ========
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures.......................................................         (366)          (3,849)
     Purchases of held-to-maturity securities...................................           --          (27,769)
                                                                                     --------         --------
Net cash used in investing activities...........................................         (366)         (31,618)
                                                                                     ========         ========
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net Proceeds from Issuance of Common Stock.................................           --           19,420
                                                                                     ========         ========
INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS .................................          465          (12,428)
CASH & CASH EQUIVALENTS--BEGINNING OF PERIOD.....................................         675           21,316
                                                                                     --------         --------
CASH & CASH EQUIVALENTS--END OF PERIOD ..........................................    $  1,140         $  8,888
                                                                                     ========         ========
SUPPLEMENTARY CASH FLOW INFORMATION:
     Income taxes paid .........................................................     $     15         $  1,282
                                                                                     ========         ========
     Interest paid .............................................................     $     20         $      0
                                                                                     ========         ========

            See Notes to Unaudited Consolidated Financial Statements
                          dELiA*s Inc. and Subsidiaries

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.   Business

      The Company is a direct marketer of casual apparel and related accessories to teen girls and young women primarily between the ages of 10 and 24. The Company offers a broad selection of merchandise, presented in distinctively styled catalogs; the first catalog was distributed in March 1994. The Company maintains a corporate headquarters, telemarketing and customer service group in New York, New York and operates a fulfillment facility for processing merchandise in Hanover, Pennsylvania and, in the fourth quarter of fiscal 1997, opened a retail store in Reading, Pennsylvania.

      The Company is subject to seasonal fluctuations in its merchandise sales and results of operations. The Company expects its sales operating results generally to be lower in the first and second quarters than in the third and fourth quarters (which include the majority of the back-to-school season and the holiday season) of each fiscal year.

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

      In June 1997, the Company completed a public offering of 1,000,000 shares of Common Stock at a public offering price of $21.00 per share (the "1997 Offering"). The Company received net proceeds of $19.4 million.

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

     b. Unaudited Interim Financial Statements--In the opinion of management, the unaudited financial statements for the nine month periods ended October 31, 1996 and 1997 are presented on a basis consistent with the audited financial statements and reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results thereof. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year.

                          dELiA*s Inc. and Subsidiaries

     c. Recent Accounting Pronouncements--In February 1997, the FASB issued SFAS No. 128, "Earnings per Share" ("EPS"), which is effective for both interim and annual periods ending after December 15, 1997. SFAS No. 128 supersedes APB No. 15 and specifies the computation, presentation and disclosure requirement for basic and diluted EPS. The Company has determined that the adoption of this new standard would not have had a material effect on EPS for all periods presented.

     In February 1997, the FASB issued SFAS No. 129, "Disclosure of Information About Capital Structure," which is effective for periods ending after December 15, 1997. SFAS No. 129 establishes standards for disclosing information about an entity's capital structure by superseding and consolidating previously issued accounting standards. The financial statements of the Company are prepared in accordance with the requirements of SFAS No.
129.

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which is effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting and display of comprehensive income. The Company has determined that the adoption of this new standard would not have had a material effect on the Company's disclosure for all periods presented.

     In June 1997, the FASB issued SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information," which is effective for periods beginning after December 15, 1997. SFAS No. 131 requires that public companies report certain information about operating segments in their annual financial statements and in condensed financial statements of interim periods issued to shareholders. This statement also requires that public companies report certain information about their products and services, the geographic areas in which they operate and their major customers. The Company is currently reviewing the impact of this statement on its current level of disclosure.



3.   Property and Equipment

     Major classes of property and equipment are as follows:


                                                          Estimated         January 31,      October 31,
                                                          Useful Lives        1997              1997
                                                          ------------      ----------       -----------
                                                                                               (Unaudited)
Furniture, fixtures and equipment................         5-10 years       $    936,000     $   3,736,000
Leasehold improvements...........................       Term of lease           180,000         1,229,000
                                                                           ------------     -------------
Total--at cost...................................                             1,116,000         4,965,000
Less accumulated depreciation and
  Amortization...................................                                95,000           414,000
                                                                           ------------     -------------
Total property and equipment--net................                          $  1,021,000     $   4,551,000
                                                                           ============     =============


4.    Credit and Financing Agreements

     At October 31, 1997, the Company had a line of credit agreement with a bank providing for short-term loans of up to $5.0 million subject to bank approval. Borrowings under the agreement are secured by
                          dELiA*s Inc. and Subsidiaries
all assets of the Company except for merchandise inventories and bear interest at the prime rate plus two percent (10.25 percent and 10.5 percent at January 31, 1997 and October 31, 1997, respectively). There were no funds borrowed under the agreement during the fiscal year ended January 31, 1997 and the nine month period ended October 31, 1997.

     Outstanding letters of credit established to facilitate international merchandise purchases at October 31, 1997 were $445,000.

5.    Stock Options

     In the nine month period ended October 31, 1997, options to purchase an aggregate of 272,862 shares of Common Stock were granted to 38 employees of the Company and its subsidiaries. These options will become exercisable over a period of three months to five years from the date of grant. The exercise price per share of each such option is generally equal to the fair market value of the Common Stock on the date of grant.

     A summary of the status of all plan and non-plan options to purchase shares of Common Stock outstanding as of January 31, 1997 and October 31, 1997 (unaudited) follows:


                                                      Fiscal Year 1996                  Nine Months
                                                    Ended January 31, 1997         Ended October 31, 1997
                                                 ---------------------------      -------------------------
                                                                  Weighted                       Weighted
                                                  Options      Exercise Price     Options     Exercise Price
                                                 ---------     -------------     ---------    -------------
Outstanding at beginning of period                      --           $    --      383,750            $11.00
    Granted                                        383,750             11.00      272,862             18.49
    Exercised                                           --                --           --                --
    Cancelled                                           --                --           --                --
                                                 ---------           -------    ---------           -------
Outstanding at end of period                       383,750            $11.00      656,612            $12.59
                                                 =========           =======    =========           =======
Options exercisable
    At end of period                                    --                --       50,000            $11.00
                                                 =========           =======    =========           =======


     The Company applies APB No. 25 and related interpretations in accounting for its stock option and purchase plans. Accordingly, no compensation expense has been recognized for those plans in the year ended January 31, 1997, and the nine month period ended October 31, 1997. Had compensation expense been determined based on the fair value of stock option grants on the date of grant consistent with SFAS No. 123, the effect on the Company's net income and earnings per share for the year ended January 31, 1997 would not have been material.

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

     The Company initially mailed catalogs to persons responding to advertisements and to names on rented lists. The Company has built a proprietary list of "house names" (customers who have made at least one purchase or have requested a catalog from the Company in the preceding 36 months), which currently contains approximately 2.7 million names, primarily through referrals, word-of-mouth, returns of catalog request cards and targeted classified advertising in selected magazines. A significant portion of the Company's catalogs is mailed to house names, supplemented by purchased and rented lists. The response rates generated from its house list are typically higher than those the Company realizes from purchased or rented lists.

     The Company plans to increase the number of catalogs it distributes from 8 million in fiscal 1996 to in excess of 30 million in fiscal 1997 and in excess of 45 million in fiscal 1998. The Company distributed six editions of its catalog in fiscal 1996 and anticipates distributing eight editions in fiscal 1997. As the Company continues to increase its prospecting efforts and the number of catalogs it distributes, the Company intends to increase its aggregate marketing expenditures, which the Company expects will result in a decrease in operating margin. With increased catalog distribution, the Company expects that response rates will decline in the future. Response rates have typically fluctuated on a year-to-year and catalog-to-catalog basis. Response rates are influenced by a number of factors including the timing of catalog mailings, market acceptance of the Company's merchandise and the mix and presentation of products and actions of competitors. Average order size has also fluctuated seasonally. Generally, the average size of orders from the Company's fall and winter catalogs is larger than the average size of orders from its spring and summer catalogs.

     The Company believes that as its revenue base grows and it further penetrates its target market, the Company may not be able to sustain the levels of percentage annual growth in net sales and growth in operating income experienced in fiscal 1995 and fiscal 1996. Additionally, legislation introduced in the U.S. Congress that proposes restrictions on persons, principally list brokers, that sell, purchase or otherwise use for commercial purposes personal information about teens (under the age of 16) and children could adversely affect the Company's use of purchased and rented lists, as well as the Company's ability to generate new names for its proprietary database. Although the Company is not a list broker, it does mail catalogs to persons whose names are derived from purchased and rented lists. Approximately 40% of the names of persons to whom the Company mailed its back-to-school and fall 1997 catalogs were derived from purchased and rented lists. The Company regularly explores new methods for developing its house list and believes it will be able to continue to develop this list through advertising and new channels for the distribution of its catalogs. There can be no assurance, however, that the Company will be able to develop its house list.

     The Company began operating its own warehouse and fulfillment operations on June 30, 1997 in a leased facility located in Hanover, Pennsylvania. Prior to that date, the Company used an unaffiliated third-party fulfillment contractor to process and fulfill orders. In the second and third quarters of fiscal 1997, the Company incurred additional expenses as a result of moving to and operating the new facility, and has made and will continue to make substantial investments in plant and equipment to improve the new facility. See "--Liquidity and Capital Resources."

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

     In the beginning of the fourth quarter of fiscal 1997, the Company opened a retail store in Reading, Pennsylvania. The retail store, the Company's first, is intended to carry primarily overstocked merchandise.

Results of Operations

     The following table sets forth, for the periods indicated, the percentage relationship of certain items from the Company's statement of operations to net sales. Any trends reflected by the following table may not be indicative of future results.


                                                                                              Nine Months
                                                                                           Ended October 31,
                                                                                       -----------------------
                                                                                        1996            1997
                                                                                        ----            ----
                                                                                            (Unaudited)
Net sales     ......................................................................    100.0%           100.0%
Cost of sales ......................................................................     47.9             48.9
                                                                                        -----            -----
Gross profit  ......................................................................     52.1             51.1
Selling, general and administrative expenses........................................     41.0             42.5
Interest income, net................................................................      0.2              1.9
                                                                                        -----            -----
Income before provision for income taxes............................................     11.3             10.5
Provision for income taxes..........................................................      0.1              3.8
                                                                                        -----            -----
Net income    ......................................................................     11.2%             6.7%
                                                                                        -----            -----
Pro forma net income (1)............................................................      6.7%             6.7%
                                                                                        =====            =====

------------------------
(1) Pro forma net income for the nine months ended October 31, 1996 is adjusted to reflect the Company's financial statements as if it had been a C corporation for the entire period. During the fourth quarter of fiscal 1996, the Company converted from a limited liability company to a C corporation. Pro forma net income for the nine months ended October 31, 1997 represents actual reported net income.

Comparison of Three Months Ended October 31, 1996 and 1997

     Net Sales. Net sales increased approximately $14.8 million, from $7.1 million in the third quarter of fiscal 1996 to $21.9 million in the third quarter of fiscal 1997. The increase in net sales was primarily due to an increase in the number of catalogs mailed. The Company distributed between four and five times more catalogs in the third quarter of fiscal 1997 than in the third quarter of fiscal 1996 (not including winter 1996 and winter 1997 catalogs mailed in late October of each year). Aggregate response rates from catalogs distributed in the third quarter of fiscal 1997 declined relative to catalogs distributed in the third quarter of fiscal 1996 as the Company mailed additional catalog editions during the third quarter of fiscal 1997 to a large number of persons who had received a prior edition of those catalogs earlier in the period. The Company believes aggregate response rates will usually decline when it mails additional catalog editions within the same fiscal period. The Company believes that its response rates were slightly enhanced in the third quarter of fiscal 1997 by the inclusion within the Fall editions of the dELiA*s catalog of a test edition of the Company's contents home furnishings and housewares catalog.

     Gross Margin. Gross margin was constant at 51.3% in each of the third quarters of fiscal 1996 and 1997.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased approximately $6.5 million, from $2.7 million in the third quarter of fiscal 1996 to $9.2 million in the third quarter of fiscal 1997. Selling, general and administrative expenses increased as a percentage of net sales from 37.9% in the third quarter of fiscal 1996 to 41.9% in the third quarter of fiscal 1997. The increase as a percentage of net sales was primarily due to (i) higher expenditures on corporate salaries, telemarketing staff and additional information systems in anticipation of future sales growth, as well as additional marketing expenditures as the Company increased the number of catalogs it mailed, (ii) expenses incurred in connection with greater catalog distribution in Japan, which, partially as a result of unfavorable exchange rates, yielded lower revenues than expected and (iii) expenses associated with the transition to the Company's new warehouse facility and the opening of the Company's retail store.

     Interest Income, Net. Interest income, net, increased approximately $398,000, from $4,000 in the third quarter of fiscal 1996 to $402,000 in the third quarter of fiscal 1997. The increase in interest income, net, was primarily due to the Company's investment of the net proceeds from the IPO and the 1997 Offering, which proceeds were received in the fourth quarter of fiscal 1996 and the second quarter of fiscal 1997, respectively.

     Provision for Income Taxes. Provision for income taxes increased approximately $850,000 from $4,000 in the third quarter of fiscal 1996 to $854,000 in the third quarter of fiscal 1997. This increase was almost entirely due to the 1996 Reorganization, which was effected in the fourth quarter of fiscal 1996, in which the Company converted from a limited liability company to a C corporation. See Note 1 of "Item 1--Consolidated Financial Statements."



Comparison of Nine Months Ended October 31, 1996 and 1997

     Net Sales. Net sales increased approximately $35.4 million, from $15.5 million in the first nine months of fiscal 1996 to $50.9 million in the first nine months of fiscal 1997. The increase in net sales was primarily due to an increase in the number of catalogs mailed. The Company distributed between four and five times more catalogs in the first nine months of fiscal 1997 than in the first nine months of fiscal 1996 (not including winter 1996 and winter 1997 catalogs mailed in late October of each year). Aggregate response rates from catalogs distributed in the first nine months of fiscal 1997 declined relative to catalogs distributed in the first nine months of fiscal 1996, as the Company mailed additional catalog editions during the first quarter, second and third quarters of fiscal 1997 to a large number of persons who had received a prior edition of those catalogs earlier in the period. The Company believes aggregate response rates will usually decline when it mails additional catalog editions within the same fiscal period.

     Gross Margin. Gross margin decreased from 52.1% in the first nine months of fiscal 1996 to 51.1% in the first nine months of fiscal 1997. The decrease in gross margin was due primarily to increased reserves for returns and inventory obsolescence consistent with the Company's recent growth based upon management's evaluation of merchandise inventories as of October 31, 1997 and the sale of merchandise at a discount though sales circulars and an event sale in the third quarter of fiscal 1997. In contrast, in the first nine months of fiscal 1996, the Company had relatively less carryover inventory, and thus relatively fewer discounted sales.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased approximately $15.3 million, from $6.3 million in the first nine months of fiscal 1996 to $21.6 million in the first nine months of fiscal 1997. Selling, general and administrative expenses increased as a percentage of net sales from 41.0% in the first nine months of fiscal 1996 to 42.5% in the first nine months of fiscal 1997. The increase as a percentage of net sales was primarily due to (i) higher expenditures on corporate salaries, telemarketing staff and additional information systems in anticipation of future sales growth, as well as additional marketing expenditures as the Company increased the number of catalogs it mailed, (ii) expenses incurred in connection with greater catalog distribution in Japan, which, partially as a result of unfavorable exchange rates, yielded lower revenues than expected and (iii) expenses associated with the transition to the Company's new warehouse facility and the opening of the Company's retail store.

     Interest Income, Net. Interest income, net, increased approximately $935,000 from $24,000 in the first nine months of fiscal 1996 to $959,000 in the first nine months of fiscal 1997. The increase in interest income, net, was primarily due to the Company's investment of the net proceeds from the IPO and the 1997 Offering, which proceeds were received in the fourth quarter of fiscal 1996 and the second quarter of fiscal 1997, respectively.

     Provision for Income Taxes. Provision for income taxes increased approximately $1.9 million, from $15,000 in the first nine months of fiscal 1996 to $1.9 million in the first nine months of fiscal 1997. This increase was almost entirely due to the 1996 Reorganization, which was effected in the fourth quarter of fiscal 1996, in which the Company converted from a limited liability company to a C corporation. See Note 1 of "Item 1--Consolidated Financial Statements."


Selected Quarterly Results of Operations

     The following table sets forth certain unaudited statements of operations data for the seven quarters ended October 31, 1997, as well as such data expressed as a percentage of the Company's total net sales for the periods indicated. This data has been derived from unaudited financial statements that, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation of such information when read in conjunction with the Company's annual audited financial statements and notes thereto.



                                      ------------------------------------------------------------------------------
                                                                      Quarter Ended
                                      ------------------------------------------ -- --------------------------------
                                                     Fiscal 1996                              Fiscal 1997
                                      ------------------------------------------    --------------------------------
                                      Apr. 30,  July 31,   Oct. 31,   Jan. 31,      Apr. 30,   July 31,   Oct. 31,
                                       1996       1996       1996       1997          1997       1997       1997
                                       -----      -----      -----      -----         -----      -----      ----
                                                                     (in thousands)
Net sales .......................     $3,709     $4,663     $7,110     $14,743     $12,928     $16.091     $21,862
Cost of sales ...................      1,725      2,233      3,463       7,203       6,392       7,826      10,654
                                      ------     ------     ------     -------     -------     -------     -------
Gross profit ....................      1,984      2,430      3,647       7,540       6,536       8,265      11,208
                                                                                               -------     -------
Selling, general and
   Administrative expenses ......      1,489      2,149      2,693       5,519       5,222       7,237       9,156
Interest income, net ............          9         11          4         152         237         320         402
                                      ------     ------     ------     -------     -------     -------     -------
Income before provision for
    income taxes ................        504        292        958       2,173       1,551       1,348       2,454
Provision (benefit) for income
    Taxes .......................          7          4          4        (343)        623         448         854
                                      ------     ------     ------     -------     -------     -------     -------
Net income ......................     $  497     $  288     $  954     $ 2,516     $   928     $   900     $ 1,600
                                      ======     ======     ======     =======     =======     =======     =======
Pro forma net income(1) .........     $  297     $  171     $  567     $ 1,272     $   928     $   900     $ 1,600
                                      ======     ======     ======     =======     =======     =======     =======

                                                              Percentage of Total Net Sales
                                      ------------------------------------------------------------------------------
Net sales .......................      100.0%     100.0%     100.0%      100.0%      100.0%      100.0%      100.0%
Cost of Sales ...................       46.5       47.9       48.7        48.9        49.4        48.6        48.7
                                      ------     ------     ------     -------     -------     -------     -------
Gross profit ....................       53.5       52.1       51.3        51.1        50.6        51.4        51.3
Selling, general and
    administrative expenses .....       40.1       46.0       37.9        37.4        40.4        45.0        41.9
Interest income, net ............        0.2        0.2        0.1         1.0         1.8         2.0         1.8
                                      ------     ------     ------     -------     -------     -------     -------
Income before provision for
    income taxes ................       13.6        6.3       13.5        14.7        12.0         8.4        11.2
Provision (benefit) for income
    taxes .......................        0.2        0.1        0.1        (2.3)        4.8         2.8         3.9
                                      ------     ------     ------     -------     -------     -------     -------
Net income ......................       13.4%       6.2%      13.4%       17.1%        7.2%        5.6%        7.3%
                                      ======     ======     ======     =======     =======     =======     =======
Pro forma net income ............        8.0%       3.7%       8.0%        8.6%        7.2%        5.6%        7.3%
                                      ======     ======     ======     =======     =======     =======     =======

------------------------
(1) Pro forma net income for each quarter of fiscal 1996 is adjusted to reflect the Company's financial statements as if it had been a C corporation for the entire period. During the fourth quarter of fiscal 1996, the Company converted from a limited liability company to a C corporation. Pro forma net income for each quarter of fiscal 1997 represents actual reported net income.

     The Company is subject to seasonal fluctuations in its merchandise sales and results of operations. The Company expects its net sales and results of operations generally to be lower in the first and second quarters than in the third and fourth quarters of each fiscal year (which include the majority of the back-to-school season and the holiday season). The Company's quarterly results may fluctuate as a result of numerous factors, including the timing, quantity and cost of catalog mailings, the timing of sale circulars and liquidations, the timing of merchandise deliveries, market acceptance of the Company's merchandise (including new merchandise categories or products introduced), the mix of products sold, the hiring and training of additional personnel, the timing of inventory writedowns, the incurrence of other operating costs and factors beyond the Company's control, such as general economic conditions and actions of competitors. Accordingly, the results of operations in any quarter will not necessarily be indicative of the results that may be achieved for a full fiscal year or any future quarter.


Liquidity and Capital Resources

     Since its inception, the Company has met its operating and cash requirements through funds generated from operations, the private sales of equity securities, the IPO and, most recently, the 1997 Offering. Cash provided by operations in the first nine months of fiscal 1996 was $831,000 and cash used in operations in the first nine months of fiscal 1997 was $230,000.

     Cash used in investing in the first nine months of fiscal 1996 and 1997 was $366,000 and $31.6 million, respectively, as the Company invested the net proceeds of the 1997 Offering in interest-bearing, investment-grade securities. The Company expects to make capital expenditures of approximately $1.5 million to upgrade its management information systems in fiscal 1997 and $1.0 million in fiscal 1998. The Company also anticipates capital expenditures of at least $2.5 million in fiscal 1997 for property, plant and equipment, including leasehold improvements, office equipment and expenditures relating to the Company's new warehouse and distribution operations and $1.5 million in fiscal 1998. See "--Results of Operations."

     Cash flows from financing activities in the first nine months of fiscal 1997 were $19.4 million as a result of the 1997 Offering; the Company did not engage in any financing activities in the first nine months of fiscal 1996.

     Cash and cash equivalents decreased by approximately $12.4 million to $8.9 million at October 31, 1997 from $21.3 million at January 31, 1997, as the Company received $19.4 in net proceeds from the 1997 Offering, offset by the Company's shift of a portion of its investments to securities with maturities of greater than 90 days and increased its inventory position during the nine months ended October 31, 1997.

     During the fiscal year prior to the IPO, the Company operated as a limited liability company with taxes paid by its members. Following the 1996 Reorganization in which the Company's business was transferred to a Delaware corporation, the Company ceased to be a flow-through entity and is now liable for applicable income taxes.

     The Company has a revolving line of credit for seasonal working capital, collateralized by all of the Company's assets other than inventory. The maximum amount available under the line of credit is $5.0 million. The interest rate on the line of credit is the lending bank's prime rate (10.5% at October 31, 1997). The line expires on July 31, 1998. The Company has not drawn on this line.

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

     In February 1997, the FASB issued SFAS No. 129, "Disclosure of Information About Capital Structure," which is effective for periods ending after December 15, 1997. SFAS No. 129 establishes standards for disclosing information about an entity's capital structure by superseding and consolidating previously issued accounting standards. The financial statements of the Company are prepared in accordance with the requirements of SFAS No. 129.

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which is effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting and display of comprehensive income. The Company has determined that the adoption of this new standard would not have had a material effect on the Company's disclosure for all periods presented.

     In June 1997, the FASB issued SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information," which is effective for periods beginning after December 15, 1997. SFAS No. 131 requires that public companies report certain information about operating segments in their annual financial statements and in condensed financial statements of interim periods issued to shareholders. This statement also requires that public companies report certain information about their products and services, the geographic areas in which they operate and their major customers. The Company is currently reviewing the impact of this statement on its current level of disclosure.

                                     PART II
                                OTHER INFORMATION

Item 1. Legal Proceedings
     The Company is not involved in any legal proceedings that management believes would have a material adverse effect on the Company's financial position or results of operations.

Item 2. Changes in Securities
     None.

Item 3. Defaults Upon Senior Securities
     None.

Item 4. Submission of Matters to a Vote of Security Holders
     There were no matters submitted to a vote of security holders during the third quarter of fiscal 1997.

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

         10.7 Stock Option Agreement between the Company and Evan Guillemin (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1 (Registration No. 333-15153))

         10.8     [omitted]

         10.9 Lease Agreement dated May 3, 1995 between the Company and The Rector, Church-Wardens and Vestrymen of Trinity Church in the City of New-York (the "Lease Agreement"); Modification and Extension of Lease Agreement dated September 26, 1996 (incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1 (Registration No. 333-15153))

         10.10 Form of Restricted Stock Agreements between the Company and holders of Common Stock subject to the Restricted Stock Plan (incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1 (Registration No. 333-15153))

         10.11    [omitted]

         10.12 Lease Agreement dated April 25, 1997 between the Company and Keystone Distribution Center, Inc. (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1997)

         10.13 Agreement, dated April 4, 1997, between the Company and The Rector, Church Wardens and Vestrymen of Trinity Church in the City of New York amending the Lease Agreement (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1997)

         10.14 Agreement, dated October 7, 1997, between the Company and The Rector, Church Wardens and Vestrymen of Trinity Church in the City of New York amending the Lease Agreement

         21       Subsidiaries of the Registrant

         27       Financial Data Schedule

(b) The Company did not file any reports on Form 8-K during the third quarter of fiscal 1997.

                                                    SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            dELiA*s Inc.
                           (Registrant)
Date: December 4, 1997

                           By: /s/  Stephen I. Kahn
                               --------------------
                                    Stephen I. Kahn
                                    Chairman of the Board, President and
                                    Chief Executive Officer


                           By: /s/  Evan Guillemin
                               -------------------
                                    Evan Guillemin
                                    Chief Financial Officer and Treasurer
                                    (principal financial and accounting officer)

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

10.7 Stock Option Agreement between the Company and Evan Guillemin (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1 (Registration No. 333-15153))

10.8     [omitted]

10.9 Lease Agreement dated May 3, 1995 between the Company and The Rector, Church-Wardens and Vestrymen of Trinity Church in the City of New-York (the "Lease Agreement"); Modification and Extension of Lease Agreement dated September 26, 1996 (incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1 (Registration No. 333-15153))

10.10 Form of Restricted Stock Agreements between the Company and holders of Common Stock subject to the Restricted Stock Plan (incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1 (Registration No. 333-15153))

10.11    [omitted]

10.12 Lease Agreement dated April 25, 1997 between the Company and Keystone Distribution Center, Inc. (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1997)

10.13 Agreement dated April 4, 1997 between the Company and The Rector, Church Wardens and Vestrymen of Trinity Church in the City of New York amending the Lease Agreement (incorporated by reference to Exhibit
         10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1997)

10.14 Agreement dated October 7, 1997 between the Company and The Rector, Church Wardens and Vestrymen of Trinity Church in the City of New York amending the Lease Agreement

21       Subsidiaries of the Registrant

27       Financial Data Schedule