Form 10-K
period 1998-01-31
DELIAS INC
filed 1998-05-01
CIK 1026114

Filed with the Securities and Exchange Commission on May 1, 1998
================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             -----------------------

                                    FORM 10-K
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [No fee Required]
                   For the Fiscal Year Ended January 31, 1998.
                                       or

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [No fee Required]
            For the Transition Period from ___________ to _________.

                           Commission File No. 0-21869


                                  dELiA*s Inc.

             (Exact name of registrant as specified in its charter)

                                ----------------

                   Delaware                          13-3914035
      (State or other jurisdiction of             (I.R.S. Employer
       incorporation or organization)            Identification No.)

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

                     Common Stock, $.10 par value per share
                                (Title of class)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
     The aggregate market value of common stock held by non-affiliates of the registrant as of April 1, 1998 was $149,129,412.
     The number of shares outstanding of the registrant's common stock as of April 1, 1998 was 13,321,164.


                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive proxy statement pursuant to Regulation 14A, which statement will be filed not later than 120 days after the end of the fiscal year covered by this Report, are incorporated by reference in
Part III hereof.

                               ----------------

================================================================================

     Certain statements contained herein, including, without limitation, information appearing under "Item 1--Business" and "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Forward-looking statements involve a number of risks and uncertainties including, but not limited to, general economic conditions, increases in materials, printing, paper, postage, shipping and labor costs, timing of catalog mailings, customer response rates, levels of competition and other factors outside the control of the Company. These factors, and other factors that appear in this report, including, without limitation, under the "Item 1--Business--Risk Factors," could affect the Company's actual results and could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company herein.

     Except as described in Note 3 to the Financial Statements, all references in this Report to a particular fiscal year refer to the year ended January 31 following the particular year (e.g., "fiscal 1997" refers to the fiscal year ended January 31, 1998). Unless the context requires otherwise, financial and other data presented herein assume the TSI Merger (as defined in"Item 1--Business--Overview") was consummated as of the beginning of the earliest period presented. See Note 3 to Notes to Financial Statements.

                                    PART I

ITEM 1. BUSINESS.

Overview
     dELiA*s Inc. (with its predecessors, "dELiA*s" or the "Company") is a leading direct marketer of casual apparel and related accessories to girls and young women, primarily between the ages of 10 and 24 (an age group known as "Generation Y"), and, through its TSI Soccer catalog, of soccer merchandise to Generation Y boys and girls. The Company believes that it is one of a limited number of direct marketers distributing an apparel-based catalog (the dELiA*s catalog) exclusively for Generation Y girls and young women and that its selection and presentation of merchandise have contributed to a growing recognition of dELiA*s as a Generation Y fashion resource. The dELiA*s catalog features a broad assortment of merchandise includes recognized and emerging brands complemented by dELiA*s own branded products. Merchandise ranges from basics, such as jeans, shorts and t-shirts to more fashion-oriented apparel and accessories, such as woven and knit junior dresses, swimwear, sunglasses, watches, costume jewelry and cosmetics. The Company's distinctive dELiA*s catalogs, with their eye-catching layouts accented by creative "catch phrases," are designed to express a culture and attitude unique to dELiA*s. Each catalog carries a broad array of merchandise typically presented in coordinated outfits that can be purchased for under $100.

     On December 10, 1997, the Company acquired TSI Soccer Corporation ("TSI") in a transaction accounted for as a pooling-of-interests (the "TSI Merger"). TSI is a leading direct marketer of specialty soccer merchandise and operates 13 retail stores located in Georgia, Maryland, North Carolina and Virgina. TSI offers a wide range of soccer shoes, apparel and equipment through its TSI Soccer catalog, retail stores and team sales force. Approximately two-thirds of TSI's sales are made through its catalog and team sales force, and the remainder are made through TSI's retail stores.

     The Company distributed approximately 13 million catalogs in fiscal 1996 and 40 million catalogs in fiscal 1997 (including TSI Soccer catalogs but excluding dELiA*s sales circulars). The Company plans to increase catalog distribution to in excess of 55 million catalogs in fiscal 1998. As of January 31, 1998, the Company's proprietary database had grown to approximately 4.0 million house names, including approximately 1.3 million customers who had made at least one purchase from the Company within the preceding 36 months. The Company's customers are located in all 50 states, as well as Canada and Japan.

     The Company opened its first dELiA*s outlet store in November 1997, in Reading, Pennsylvania, and recently entered into leases for two additional retail outlet stores in New York State which it plans to open in the second quarter of fiscal 1998. The Company plans to open several more dELiA*s stores in the third and fourth quarters of fiscal 1998. The Company has also tested a home furnishings and home accessories catalog titled Contents, which targets the core dELiA*s market of Generation Y girls and young women.

The Generation Y Market
     With the large "baby boom" generation maturing and having children, the younger segments of the U.S. population have been increasing in recent years. According to the U.S. Census Bureau, Generation Y (ages 10 to 24 years) currently numbers more than 56 million people and is expected to grow by 10% to approximately 62 million by 2005. These children of the "baby boom" generation are larger in number and growing more rapidly as a group than the generation ahead of them.

[Tabular representation of line chart]

         HISTORICAL AND PROJECTED U.S. POPULATION OF 10 TO 24 YEAR-OLDS

Population (in millions)

     1985 -- 56,653
     1986 -- 55,586
     1987 -- 54,726
     1988 -- 54,249
     1989 -- 53,683
     1990 -- 54,286
     1991 -- 54,070
     1992 -- 54,253
     1993 -- 54,517
     1994 -- 54,656
     1995 -- 54,865
     1996 -- 55,037
     1997 -- 55,620
     1998 -- 56,248
     1999 -- 57,158
     2000 -- 58,134
     2001 -- 59,170
     2002 -- 60,027
     2003 -- 60,770
     2004 -- 61,358
     2005 -- 61,766
     2006 -- 62,133
     2007 -- 62,403
     2008 -- 62,658
     2009 -- 62,964
     2010 -- 63,147

     The teen population (ages 12 to 19) represents the core of Generation Y. The increase in the U.S. teen population has been accompanied by an increase in the amount of money teens spend. According to one independent consumer research firm, total teen spending in 1997 was $120 billion. Another independent research firm estimated that apparel and sporting goods accounted for over 40% of teen spending on certain major categories of goods and services.

     Although a variety of retailers and catalogers offer teen fashion apparel merchandise, the Company believes that a limited number of national retailers or catalogers caters exclusively to the Generation Y market. The Company believes that creating a cultural environment that caters to teen purchasers is essential to effectively marketing to this group. Accessibility is also important, as many of these purchasers are too young to drive, have working parents with limited time to take them shopping or do not have convenient access to teen-focused retailers. As a result, the Company believes that Generation Y is a large and underserved market that represents a significant direct marketing opportunity.

     The soccer market in the U.S. is primarily composed of Generation Y boys and girls. Approximately 18.1 million Americans played soccer in 1996, of whom
13.4 million were under the age of 18, according to an industry trade association study. According to the study, the number of participants increased by 8% from 1995 to 1996, coinciding with the growing popular recognition of suburban "soccer moms and dads" sponsoring their children's participation in amateur and scholastic team competition. Soccer is considered to have the second most participants of all team sports among the 6 to 11 age group, and the third most among the 12 to 17 age group. Sixty percent of soccer participants are male and 40% are female (although TSI customers are slightly more likely to be male than overall participation rates).

     Most soccer merchandise is sold through full-line sporting goods stores. Lower-end, lower-margin soccer merchandise accounts for the bulk of the soccer merchandise sold at these stores. The Company believes that annual sales of soccer specialty merchandise, which tends to be somewhat more expensive and higher-margin products than the soccer merchandise sold through full-line sporting goods stores, presently exceed $200 million. The Company believes that between two-thirds and three-quarters of sales of soccer specialty merchandise are made at retail stores, and the remainder are made by direct marketers.


Growth Strategy
     The Company's goal is to be the leading marketer of casual fashion apparel, accessories and other products to Generation Y girls and young women, as well as a leading direct marketer of apparel, sporting goods and other products to Generation Y boys and young men, and to build on its recognition as a fashion resource. Key elements of the Company's strategy to accomplish its goal include the following:

     Grow Core Catalog Business. The Company believes that opportunities exist to penetrate further its target market through the increased use of catalogs. The Company's proprietary database consisted of approximately 4.0 million house names as of January 31, 1998, compared to a total estimated Generation Y population of over 55 million. The Company intends to increase the number of catalogs distributed from 40 million in fiscal 1997 to in excess of 55 million in fiscal 1998. The Company believes it can use its proprietary database to develop targeted mailings to specific customer segments. It also may continue to broaden the range of products offered in its catalogs (including additional dELiA*s-branded and/or TSI-branded products). In addition, the Company began distributing catalogs in Japan and Canada in 1996 and will consider strategic opportunities to increase its distribution of catalogs in these and other international markets.

     Focus on Brand Name Merchandise. The Company believes teens are very brand-conscious, and wear branded apparel to project an image to their peers. The Company monitors leading young women's magazines (including Teen, Seventeen and YM), television channels (such as MTV) and other trend-setting media to identify brands and styles that it believes are attracting the attention of the teen market. A typical dELiA*s catalog features merchandise from a diverse group of more than 80 vendors. Brands currently offered through dELiA*s catalogs include nationally recognized names, such as Vans and Paris Blues as well as brands recognized within the teen market, including Dollhouse, Free People (Urban Outfitters), Roxy (Quiksilver) and Tag Rag. dELiA*s also strives to obtain merchandise from emerging designers, a strategy the Company believes differentiates dELiA*s from other retailers and helps to establish dELiA*s as a fashion resource for girls and young women. Emerging brands currently featured in dELiA*s catalogs include Dawls, Greed Girl (Kikwear), Penelope, Starlette, Sugartooth, Yak Pak and 26 Red Sugar. Similarly, the TSI Soccer catalog emphasizes the leading brands of soccer merchandise, including adidas, Nike, Puma and Reebok, as well as soccer specialty brands such as Kappa/Lanzera, Diadora and Uhlsport.

     Build Proprietary Customer Database. The Company believes its proprietary customer database, which includes demographic data as well as purchasing patterns and preferences, would be difficult for competitors to replicate, primarily because it consists mostly of names of persons who specifically requested the Company's catalogs and which may not be available through purchased or rented lists. The Company also believes this proprietary database offers opportunities for cross-marketing, sales of new products and the development of additional distribution channels. The database of approximately
4.0 million house names includes approximately 1.3 million customers (as of January 31, 1998) who have made at least one purchase in the preceding 36 months. During fiscal 1997, over 2.3 million new names were added to the Company's database. The database has been developed primarily through referrals, word-of-mouth, returns of catalog request cards and targeted classified advertising in selected magazines, including Seventeen and YM.

     Develop Complementary Product Offerings. The Company believes that the combination of the dELiA*s brand identity, the magnitude of its proprietary database and the strong relationships the Company has established with its target customers through its catalogs has provided a solid platform from which to develop complementary product offerings. In fiscal 1997, the Company tested two new catalog titles as supplements to the dELiA*s catalog. Contents, a home furnishings and home accessories catalog, was bound into several editions of the dELiA*s catalog, and was tested as a standalone book. Test Kitchen, a collection of heavily-discounted closeout goods which the Company acquired from its vendors, was bound into the Company's holiday sales catalog. The Company currently expects to expand distribution of both the Contents and Test Kitchen titles in fiscal 1998, as well as to explore other new product offerings to enable dELiA*s to further leverage its name and database to develop additional distribution channels and complementary product offerings, including additional catalogs (which may include a boys' apparel catalog) and other publishing opportunities.

     Develop and Leverage the dELiA*s Brand Identity. The Company believes the dELiA*s brand stands for fresh, progressive teen style and that the Company has become a fashion resource for Generation Y girls and young women. The dELiA*s brand identity is comprised of several components, including up-to-date merchandise offerings, dELiA*s-branded products, the promotion of emerging brands and dELiA*s distinctive catalog design.

     Develop Alternative Distribution Channels. The same combination of factors which has allowed the Company to develop new product offerings has also enabled the Company to develop alternative distribution channels under the dELiA*s brand. These include the opening of additional dELiA*s stores, and the continued development of the www.delias.com web site. The Company currently plans to open several new dELiA*s retail outlet stores in fiscal 1998 and increase marketing efforts of the Company's web site through the dELiA*s catalog. The Company may also consider acquiring businesses which target Generation Y consumers through retail stores, the internet or other distribution channels.

     Invest in Customer Service and Fulfillment Infrastructure. During fiscal 1996 and 1997, the Company made significant investments in its integrated, state-of-the-art telephone and management information systems. These systems allow teleservice representatives to provide real-time product availability and order status information to customers and to monitor sales patterns and inventory levels closely. In addition, the Company has expanded its customer service operations, including an increase in the number of employees in these operations from approximately 315 on February 1, 1997 to approximately 480 on January 31, 1998. The Company focuses on hiring and training energetic, service-oriented teleservice representatives who can understand and relate to dELiA*s customers, with the goals of providing a convenient shopping experience, offering useful product information and promoting customer loyalty. In addition, in June 1997, the Company opened a new warehouse and fullfillment center in Hanover, Pennsylvania. The Company made substantial investments in property and equipment in fiscal 1997 and is likely to increase the space in which it operates and make significant additional capital expenditures on both equipment and systems software in fiscal 1998 to accommodate the Company's growth.


The dELiA*s Catalog
     Merchandising and Marketing. The dELiA*s catalog offers a carefully edited assortment of recognized and emerging brands of teen apparel and accessories, complemented by dELiA*s-branded merchandise. The Company believes teens are very brand-conscious, particularly in their apparel choices, and rely on their favorite brands to help them project an image to their peers. The Company monitors leading young women's magazines (including Teen, Seventeen and YM), television channels (such as MTV) and other trend-setting media to identify brands and styles that it believes are attracting the attention of the teen market. The Company's buyers regularly attend apparel shows and meet with vendors and, in some cases, the editorial staffs of young women's magazines, to stay abreast of popular brands, fashions and styles.

     The dELiA*s catalog features a broad assortment of merchandise, ranging from basics, such as jeans, shorts and t-shirts to more fashion-oriented apparel and accessories, such as woven and knit junior dresses, swimwear, sunglasses, watches, costume jewelry and cosmetics to enable its customers to fulfill many of their fashion needs. The Company presents coordinated outfits in its catalogs that reflect dELiA*s style. Merchandise is presented in a manner designed to encourage customers to create their own outfits. The Company believes the presentation of coordinated outfits increases average order size and enhances sales.

     The following table sets forth the principal product categories offered by dELiA*s and the percentage of the Company's sales in fiscal 1997 represented by each category.


                                                     Percentage of Sales
Product Category                                  (through January 31, 1998)
-----------------------------------------------  ---------------------------
         Apparel ..............................              75.2%
         Footwear .............................              13.9%
         Accessories ..........................               7.5%
         Cosmetics ............................               1.7%
         Home Furnishings and Home Accessories                1.7%
                                                            -----
                                                            100.0%

     In the fall of 1995, the Company began to market products under the dELiA*s brand name. In 1997, the Company introduced products under the Spill, 10 Speed, Twink, Bellyflop and Tiny Planet labels. Currently, dELiA*s-branded products (together with Spill, 10 Speed, Twink, Bellyflop and Tiny Planet products) consist primarily of cosmetics, t-shirts and footwear. Approximately 30% of the Company's sales in fiscal 1997 from its 1997 dELiA*s catalogs was attributable to these products.

     The Company seeks to develop strong relationships with numerous vendors and designers in order to maintain ongoing access to recognized and emerging brands. A typical dELiA*s catalog features merchandise from a diverse group of more than 80 vendors. The Company believes the strong customer acceptance of its catalog helps make the Company a preferred outlet for certain of its vendors, some of which occasionally provide the Company with merchandise on an exclusive basis. Brands currently offered through dELiA*s catalogs include nationally recognized names, such as Vans and Paris Blues as well as brands recognized within the teen market, including Dollhouse, Free People (Urban Outfitters), Roxy (Quiksilver) and Tag Rag. dELiA*s also strives to obtain merchandise from emerging designers, a strategy the Company believes differentiates dELiA*s from other retailers and helps to establish dELiA*s as a fashion resource for girls and young women. Emerging brands currently featured in dELiA*s catalogs include Dawls, Greed Girl (Kikwear), Penelope, Starlette, Sugartooth, Yak Pak and 26 Red Sugar. No vendor accounted for more than 9% of sales generated by fiscal 1997 dELiA*s catalogs. However, the Company believes that a limitation on its ability to obtain products from significant suppliers could have a material adverse effect on the Company. Approximately 37% of the sales generated by fiscal 1997 dELiA*s catalogs were of products the Company believes were manufactured outside the United States.

     Catalog Design. dELiA*s catalogs are designed to create a distinctive and entertaining shopping experience and to offer customers more than the typical apparel catalog by combining the feel and editorial flair of a teen-focused fashion magazine with the convenience of direct mail shopping. The catalogs feature teen models whose expressions and poses convey the dELiA*s attitude. The catalogs are filled with colorful, eye-catching layouts and creative "catch phrases."

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

     Publishing. In fiscal 1997, the Company published eight editions of the dELiA*s catalog. The Company anticipates publishing nine catalog editions in fiscal 1998. A typical dELiA*s catalog, which follows a magazine-type format, contains 48 to 72 pages and approximately 950 stock-keeping units ("SKUs"). The Company's four principal seasonal catalogs, as well as supplemental editions, are mailed to persons listed in the Company's proprietary database, as well as to persons from rented lists. In addition, the Company arranges for bulk distribution of its catalogs on college campuses. In fiscal 1997, the Company mailed three sale circulars. These circulars featured over 200 SKUs. The Company may from time to time in the future mail additional sale circulars.

     The Company distributed in excess of 30 million dELiA*s catalogs in fiscal 1997 and intends to distribute in excess of 45 million in fiscal 1998. The Company believes it can leverage its proprietary database to develop additional targeted mailings to specific customer segments, and may expand its strategy of more frequent mailings of supplemental catalogs to repeat customers.

     The Company began to distribute dELiA*s catalogs in Japan in fiscal 1996 and increased its distribution of catalogs in Japan in fiscal 1997. The Company began to distribute dELiA*s catalogs in Canada in fiscal 1997 and is exploring other international markets.


TSI Soccer
     Merchandising and Marketing. The TSI Soccer catalog and retail stores offer a full range of soccer merchandise, including footwear, apparel and equipment, almost all of which consists of products from the leading suppliers of athletic footwear and apparel, as well as manufacturers of well-known specialty brands. These leading suppliers, including adidas, Nike, Reebok and Puma, spend heavily to market their products through targeted advertising and sponsorships of professional and amateur soccer events. The Company's established relationships with these and other leading suppliers enable it to offer an exceptionally broad and deep product selection, including premier branded products, the distribution of which is typically limited.

     The Company offers over 7,000 SKUs, including difficult-to-find sizes, men's, women's and children's styles, and special team colors and product color combinations. The Company occasionally offers exclusive products, designs or color combinations from leading suppliers. As the Company has grown, it has been able to provide a greater breadth and depth of new products. The Company believes that few other direct marketers currently offer as complete a line of soccer footwear, apparel and equipment covering the depth of products offered by the Company.

     The following table sets forth the principal product categories offered by TSI Soccer catalogs and retail stores and the percentage of sales from these sources in fiscal 1997 represented by each category.


                                     Percentage of Sales
Product Category                  (through January 31, 1998)
------------------------------   ---------------------------
         Footwear ............               39.7%
         Apparel .............               37.1%
         Accessories .........                8.6%
         Equipment ...........               14.7%
                                            -----
                                            100.0%

     The Company believes that its suppliers value the authentic, soccer-specific channel of distribution the Company's TSI Soccer catalogs and retail stores offer. The Company believes that the breadth and depth of soccer-specific products included in its TSI Soccer catalogs and displayed in its TSI Soccer retail stores create a shopping environment that is highly regarded for its purity and integrity by both soccer enthusiasts and the suppliers who seek to influence their purchasing decisions. The Company believes the strong customer acceptance of its TSI Soccer catalog helps make the Company a preferred outlet for certain of its vendors, some of which occasionally provide the Company with merchandise on an exclusive basis. The Company also strives to obtain merchandise from specialized suppliers with premier brands in the soccer niche, the distribution of which is typically quite limited. The Company believes this strategy helps to differentiate TSI Soccer from general athletic gear direct marketers and retailers and to establish TSI Soccer as an authentic soccer resource for young enthusiasts. Specialized suppliers whose brands are currently included in TSI Soccer catalogs and/or stores include Kappa/Lanzera, Diadora and Uhlsport.

     adidas and Nike accounted for approximately 36% and 20%, respectively, of the sales generated by TSI Soccer catalogs and stores in fiscal 1997. No other supplier's products accounted for more than 10% of sales in that period. However, the Company believes that a limitation on its ability to obtain products from its significant suppliers could have a material adverse effect on the Company. Approximately 84% of the Company's sales in fiscal 1997 generated by TSI Soccer catalogs and stores were of products the Company believes were manufactured outside the United States.

     The Company's TSI Soccer merchandisers and inventory control specialists work closely to evaluate new product offerings based upon quality, emerging merchandise trends, consumer demand, performance histories, current inventory positions and expected profitability. The Company is committed to finding state-of-the-art products for its customers and selectively tests merchandise for fit and quality before offering products for sale. To assist in product acquisition and inventory control, the Company analyzes past product sales and frequently talks to soccer coaches and other customers to forecast future customer purchases.

     The Company's merchandisers are responsible for building relationships with suppliers. The Company's senior management also regularly contacts many of the Company's suppliers to enhance and develop these relationships. The Company's merchandisers regularly discuss with these suppliers attractive purchasing opportunities and general market conditions. Management believes the relationships that the Company has developed with its suppliers, and the Company's ability to bring products to market quickly, enhance its ability to acquire desirable products at favorable prices.

     Catalog Design and Publishing. The Company publishes distinctive catalogs that include detailed product descriptions and specifications, full color photographs and pricing information. In fiscal 1997, the Company published five editions of the TSI Soccer catalog. The Company anticipates publishing six editions of the TSI Soccer catalog in fiscal 1998. A typical catalog, which follows a magazine-type format, contains approximately 70 pages and more than 7,000 SKUs. The Company distributed approximately 6 million TSI Soccer catalogs in fiscal 1997 and intends to distribute in excess of 6 million in fiscal 1998. While most TSI Soccer catalogs are mailed to customers in the United States, the Company also distributes the catalog to a small number of customers in Canada and Japan.

     Retail Stores. The Company operates 13 TSI Soccer retail stores. These stores are located in outdoor shopping centers in Georgia, Maryland, North Carolina and Virginia. The stores range in size from 2,500 square feet to 4,600 square feet, and are occupied under five-year leases, with, in some cases, options for the Company to renew. The stores, like the TSI Soccer catalog, carry a full breadth of soccer merchandise, including footwear, apparel and equipment, almost all of which consists of products from the leading suppliers of branded soccer merchandise.

     TSI opened its first two retail stores in 1995, opened eight stores in 1996 and three in 1997. The Company may seek to grow its soccer specialty retail business through new store openings or through acquisition.

     Team Sales. The Company sells customized soccer apparel in team-sized lots to amateur and scholastic soccer teams and leagues. The Company screen prints customized lettering and logos on branded apparel produced by its leading suppliers. These products are typically sold at a discount to equivalent non-customized products found in the Company's TSI Soccer catalogs and retail stores. Team sales represented less than 5% of the Company's sales in fiscal 1997.


Operations
     The primary components of the Company's operations, as described below, include its proprietary database, teleservices and order entry, customer service and returns and distribution and fulfillment. These operations support both the dELiA*s and TSI Soccer catalogs.

     Proprietary Database Development. The Company has developed its proprietary customer database primarily through referrals, word-of-mouth, returns of catalog request cards and targeted classified advertising in selected magazines, including, for the dELiA*s catalog, Seventeen and YM. During fiscal 1997, approximately 1.5 million new names were added to the Company's database. As of January 31, 1998, the Company's proprietary database currently included approximately 4.0 million names, including approximately 1.3 million customers who had made at least one purchase from the Company within the preceding 36 months. The Company's database contains a person's name, gender, residence, age, family status and historical transaction data (including, among other things, referral source, history of orders, payment method, average order size and product purchase information).

     Teleservices and Order Entry. The Company provides its customers with 24-hour, seven-day-a-week, toll-free telephone access. Approximately 75% of the Company's orders are received by phone and 25% by mail, fax and e-mail. Teleservice representatives process orders directly into the Company's management information system, which provides customer order history and information, product specifications, available substitutes and accessories, expected ship date and order number. The teleservice representatives are provided with a sales script, are versed in product sizes, colors and features and are trained to cross-sell accessories and related products and provide information about promotional items. Teleservice representatives are trained to transfer calls to customer service personnel as appropriate.

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

     The Company currently has approximately 350 in-house phone stations in its New York and Durham, North Carolina facilities, which operate on state-of-the-art telephone systems. The Company's approximately 415 (as of January 31, 1998) full- and part-time teleservice representatives have the capacity to handle over 3,000 calls per hour. The Company also uses an outside teleservices provider for overflow orders. The Company processes telephone orders in an average of two to four minutes, depending upon the nature of the order and whether the customer is a first-time or repeat customer.

     Customer Service and Returns. The Company maintains a separate customer service department. Customer service inquiries are principally concerned with order and refund status. Customer service representatives are carefully screened, specially trained and often promoted from within based on level of product knowledge, service ability and order accuracy. The Company has a 45-day unconditional return policy for most of dELiA*s catalog products and an unlimited return policy for most of its TSI Soccer catalog products. For fiscal 1997, customer returns were approximately 13% of gross sales (before exchanges). Return experience is closely monitored to identify trends in product offerings, product defects and quality issues.

     Distribution and Fulfillment. A majority of the Company's orders are shipped within 48 hours of credit approval. In cases in which the order is placed using another person's credit card and it exceeds a specified threshold, the order is shipped only after the Company has received oral confirmation from the cardholder. Customers generally receive orders within three to five business days after shipping. Currently, approximately 99% of all shipments are made through United Parcel Service or the United States Postal Service. A shipping and handling fee is charged on each customer order, based on the total price of the order. The Company's fulfillment systems automatically determine the most cost effective method of shipping each order.

     The Company processes and fulfills customer orders, and distributes inventory to its retail stores, through its warehouse and fulfillment center in Hanover, Pennsylvania. The Company uses an integrated picking, packing and shipping system via an on-line connection to the Company's in-house server. The system monitors the in-stock status of each item ordered, processes the order and generates warehouse selection tickets and packing slips for order fulfillment operations. The Company is currently making an average of over 8,000 shipments a day (excluding weekends). The Company believes it has the physical capacity to ship 25,000 packages per day.

     The Company has excess inventory in varying degrees over the course of the year. Excess inventory is typically greater at the end of the sales life of the Company's summer catalogs (which typically carry over a substantial number of SKUs from the spring catalogs) and its winter catalogs (which carry over a substantial number of SKUs from the fall catalogs). The Company regularly runs promotional sales of the excess items through sale circulars and through programs targeted at phone-in customers. Products sold through promotional sales to phone-in customers, the Company's sales circulars and the Company's retail outlet store are typically discounted by 30% to 50% from their standard retail prices. The Company also has used third-party liquidators, event sales and charitable donations to dispose of excess inventory and may consider other liquidation options in the future. The Company's net sales from excess inventory sold at a discount to retail price in fiscal 1997 were approximately $10.7 million, or approximately 9% of the Company's net sales for that period; the cost of those goods sold at a discount to retail price was approximately $6.7 million. In addition, the Company maintains a reserve against anticipated losses due to liquidation of additional unsold inventory. As the Company's sales increase, the Company anticipates maintaining higher inventory levels in an effort to continue to maintain satisfactory fulfillment rates for its catalog customers.


Intellectual Property
     The dELiA*s name, stylized logo and daisy ("*") have been registered by the Company with the U.S. Patent and Trademark Office. The Company uses the TSI name under a royalty-free license from a third party. Applications for registration of the Company's other trademarks are currently pending in the United States, Japan and other international territories. The Company also uses the trademarks, tradenames, logos and endorsements of its suppliers with their permission. The Company is not aware of any pending material conflicts concerning its marks or its use of others' intellectual property rights.


Competition
     The apparel, accessories and soccer specialty merchandise industries are highly competitive, and the Company expects competition in these markets to increase. The Company competes with traditional department-store retailers, as well as specialty apparel, accessory and soccer retailers, for teen and young-adult customers. The Company also competes with other direct marketers, some of which may specifically target the Company's customers. Many of the Company's competitors are larger and have substantially greater financial, distribution and marketing resources than the Company.

     There are few barriers to entry in the teen apparel and accessories market and the soccer merchandise market. The Company believes that its rapid growth has attracted the attention of other catalogers, as well as store-based retailers and apparel manufacturers, particularly in the teen apparel category, some of whom have recently entered or are planning to enter this market. The Company also could face competition from manufacturers of apparel and accessories (including the Company's current vendors), who could market their products directly to retail customers or make their products more readily available in retail stores or through other catalogs. In addition, competitors could enter into exclusive distribution arrangements with the Company's vendors and deny the Company access to their products. Increased competition could result in pricing pressures, increased marketing expenditures and loss of market share, and could have a material adverse effect on the Company.

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


Employees
     As of January 31, 1998, the Company had approximately 953 employees. None of the Company's employees is represented by a collective bargaining unit. The Company considers its relations with its employees to be good.


Risk Factors
     The following principal risk factors should be considered carefully in addition to the other information contained in this report by prospective investors or current stockholders evaluating an investment in the Company's Common Stock. Actual results could differ materially from those described herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and in the section entitled "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Seasonal and Quarterly Fluctuations. The Company is subject to seasonal fluctuations in its merchandise sales and results of operations. The Company expects its sales and operating results generally to be lower in the second quarter and higher in the fourth quarter (which includes the holiday season) of each fiscal year. The Company's quarterly results may fluctuate as a result of numerous factors, including the timing, quantity and cost of catalog mailings (including sale circulars), the response rates to such mailings, the timing of merchandise deliveries, market acceptance of the Company's merchandise (including new merchandise categories or products introduced), the mix, pricing and presentation of products offered and sold, the hiring and training of additional personnel, the timing of inventory writedowns, the incurrence of other operating costs and factors beyond the Company's control, such as general economic conditions and actions of competitors. Accordingly, the results of operations in any quarter will not necessarily be indicative of the results that may be achieved for a full fiscal year or any future quarter. See "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Decline in Catalog Response Rates Associated with Growth Strategy. The Company's aggregate response rates from catalogs mailed in fiscal 1997 declined relative to catalogs distributed in fiscal 1996 as the Company mailed multiple editions during each quarter of fiscal 1997 to a large number of persons who had received a prior edition of those catalogs earlier in such quarter. The Company believes response rates will usually decline when it mails additional catalog editions within the same fiscal period. In addition, as the Company continues to increase the number of catalogs it mails and mails these catalogs to a broader group of new customers, it has observed that new customers respond at lower rates than the Company's existing customers have historically responded. This trend in response rates has begun and there can be no assurance that response rates will not continue to decline, both for new customers and for the Company's existing customers. Decreases in response rates to the Company's catalogs will have a material adverse effect on the Company.

     Operational, Management and Inventory Risks of Growth Strategy. The recent growth in the Company's operating income has resulted largely from increases in the number of catalogs mailed by the Company and the number of products included in its catalogs. The Company distributed approximately 13 million catalogs in fiscal 1996, 40 million catalogs in fiscal 1997 and anticipates mailing in excess of 55 million catalogs in fiscal 1998. This growth has placed significant demands on the Company's management, administrative, operational and financial resources. The Company intends to continue to pursue a growth-oriented strategy for the foreseeable future and its future operating results will largely depend on its ability to manage a larger business. Managing its growth will require the Company to continue to implement and improve its operations and financial and management information systems and to continue to expand, motivate and effectively manage its workforce. Investments in infrastructure will increase the Company's operating expenses, which could have a material adverse effect on the Company if anticipated sales do not materialize. The Company plans to continue to increase the number of catalogs it mails and the frequency of such mailings and intends to broaden the range of products offered in its catalogs (including additional dELiA*s-branded products). These actions will result in lower response rates and operating margins. Furthermore, as the Company's sales increase, the Company anticipates maintaining higher inventory levels in an effort to continue to maintain satisfactory fulfillment rates for its catalog customers. This anticipated increase in inventory levels will expose the Company to greater risk of excess inventories and inventory obsolescence, which could have a material adverse effect on the Company.

     The Company is developing a number of new business opportunities, including opening additional retail stores, publishing additional catalogs targeted at other markets, developing traditional or electronic publishing ventures ancillary to its existing business and expanding its use of electronic interactive media for promotional and customer development purposes. There can be no assurance the Company will successfully implement any or all of these plans. Failure to implement successfully any of these plans, if pursued, could have a material adverse effect on the Company. See "--Growth Strategy."

     Changes in Merchandise Trends and Industry Risks. The Company's success depends, in part, on management's ability to anticipate the fashion tastes of its customers and to offer merchandise that appeals to their preferences on a timely and affordable basis. The fashion tastes of the Company's customers are expected to change frequently and the failure of the Company successfully to anticipate, identify or react to changes in styles, trends or brand preferences of its customers could lead to, among other things, excess inventories and price markdowns, which could have a material adverse effect on the Company. In addition, misjudgments in merchandise selection could adversely affect the Company's image with its customers, which could have a material adverse effect on the Company.

     The Company plans to continue to increase the amount of merchandise manufactured under its own labels. If customers react poorly to such dELiA*s products, or if the Company is not able to source effectively these products, it could have a material adverse effect on the Company.

     The apparel and accessories industries are cyclical. Purchases of apparel and accessories tend to decline during recessionary periods and may decline at other times. There can be no assurance that the Company will be able to maintain its historical rate of growth, particularly if the retail environment declines. A recession in the national or regional economies or uncertainties regarding future economic prospects, among other things, could affect consumer spending habits and have a material adverse effect on the Company. The Company's business is sensitive to consumer spending patterns and preferences. Shifts in consumer discretionary spending away from casual apparel and accessories to other consumer goods also could have a material adverse effect on the Company.

     Ability to Develop and Maintain Proprietary Customer Lists. The Company mails catalogs to names in its proprietary database (which are primarily derived from word-of-mouth inquiries and responses to the Company's advertising) and to potential customers whose names are obtained from purchased and rented lists. Approximately 36% of the names of persons to whom the Company mailed its fiscal 1998 catalogs were derived from purchased and rented lists, and the Company anticipates continuing its use of such lists. Names derived from purchased or rented lists may generate lower response rates than names derived from word-of-mouth requests. As the Company increases its use of rented lists relative to its use of names in its database, its overall response rates have declined and are likely to continue to decline. In addition, the Company's database primarily contains names of teen girls and young women. As these individuals age beyond their teens, they may no longer purchase products aimed at younger individuals. Accordingly, the Company must constantly update its mailing lists to identify new, prospective teen customers. Failure to do so could have a material adverse effect on the Company.

     Recently, there has been increasing public concern regarding the compilation, use and distribution of information about teens and children. Federal legislation has been introduced in the U.S. Congress that proposes restrictions on persons, principally list brokers, that sell, purchase or otherwise use for commercial purposes personal information about teens (under the age of 16) and children. List brokerage is not a material part of the Company's business but the Company does mail catalogs to persons whose names were derived from purchased or rented lists. The Company may increase its use of purchased and rented lists or, in the future, decide to increase its list brokerage business. Consequently, the proposed legislation, or other similar laws or regulations that may be enacted, could impair the Company's ability to collect customer names or profit from future plans to sell demographic information relating to the teen population. Furthermore, additional legislation or regulations could limit the Company's ability to continue to compile personal information on teens or to use that information in the course of its business, which could have a material adverse effect on the Company.

     Risks Associated With Acquisitions. The Company expects from time to time to consider making additional acquisitions within and outside the direct mail, retail and apparel industries, but there can be no assurance that the Company will be able to make such acquisitions, either on favorable terms or at all. The Company has made only two acquisitions, the acquisitions of TSI and gURL, Interactive Inc. described under "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations," and there can be no assurance such acquisitions will prove successful.

     Acquisitions involve a number of special risks, including the diversion of management's attention to the assimilation of operations and the assimilation and retention of the personnel of acquired companies and potential adverse short-term effects on the Company's operating results. In addition, the Company may require additional debt or equity financing for future acquisitions, which may not be available on terms favorable to the Company, if at all. The inability of the Company successfully to finance, complete and integrate acquisitions in a timely manner could have a material adverse effect on the Company.

     Reliance on Third Party Shippers. The Company relies on third party shippers (including the United States Postal Service, United Parcel Service and FedEx) to ship merchandise to the Company's customers. Strikes or other service interruptions affecting the Company's shippers could have a material adverse effect on the Company's ability to deliver merchandise on a timely basis. See "--Operations--Distribution and Fulfillment."

     Dependence on Key Vendors. The Company's business depends, in part, on the Company's ability to purchase current-season brand-name apparel and soccer merchandise at competitive prices, in sufficient quantities and of acceptable quality. While no vendor accounted for more than 9% of sales generated by fiscal 1997 dELiA*s catalogs, two vendors accounted for approximately 56% of TSI's sales in fiscal 1997. One of those vendors, adidas, accounted for approximately 13% of the Company's sales in fiscal 1997. The Company does not have a long-term contract with adidas or any other supplier. In addition, many of the Company's smaller vendors have limited resources, production capacities and operating histories. The failure of key vendors to expand with the Company, the loss of one or more key vendors, including adidas, a material change in the Company's current purchase terms or a limitation on the Company's ability to procure products could have a material adverse effect on the Company.

     Dependence on Key Personnel. The success of the Company has largely depended upon the efforts and abilities of its senior management, including the Company's co-founders, Stephen I. Kahn, Chairman of the Board, President and Chief Executive Officer, and Christopher C. Edgar, Executive Vice President and Chief Operating Officer. TSI's business has been dependent upon the efforts of one of its co-founders, Evan L. Jones. The loss of one or more of its key employees could have a material adverse effect on the Company.

     Competition. The apparel and accessories industries and the soccer specialty market are highly competitive, and the Company expects competition in these markets to increase. The Company's dELiA*s catalog competes with traditional department store retailers, as well as specialty apparel and accessory retailers, for teen and young-adult customers. The dELiA*s catalog also competes with other direct marketers, some of which may specifically target the Company's customers. The TSI Soccer catalog and retail stores compete with several other soccer specialty direct marketers, soccer specialty retailers, as well as general athletic merchandise retailers. Many of the Company's competitors are larger and have substantially greater financial, distribution and marketing resources than the Company.

     There are few barriers to entry in the teen apparel and accessories market and in the soccer speciality market. The Company believes that its recent success in teen apparel market has attracted the attention of other catalogers, as well as store-based retailers and apparel manufacturers, some of which are likely to enter this market. The Company also could face competition from manufacturers of apparel and accessories (including the Company's current vendors), who could market their products directly to retail customers or make their products more readily available in retail stores or through other catalogs. In addition, competitors could enter into exclusive distribution arrangements with the Company's vendors and deny the Company access to their products. Increased competition could result in pricing pressures, increased marketing expenditures and loss of market share, and could have a material adverse effect on the Company.

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

     Fluctuations in Postage and Paper Expenses. Postage and paper expenses, in the aggregate, equaled approximately 13% of the Company's net sales in fiscal 1997. The Company has not passed on, and has no future plans to pass on, the costs of catalog mailings and paper to its customers. Material increases in paper or catalog delivery costs could have a material adverse effect on the Company.

     Reliance on Information Systems. The Company's success depends, in part, on its ability to provide prompt, accurate and complete service to its customers on a competitive basis, and to purchase and promote products, manage inventory, ship products, manage sales and marketing and maintain efficient operations through its telephone and management information systems. A significant disruption in its telephone and management information systems could adversely affect the Company's relations with its customers and vendors and its ability to manage its operations. Furthermore, there can be no assurance that extended or repeated reliance on the Company's back-up computer and telephone systems would not have a material adverse effect on the Company.

     Catalog Delivery Risks. The Company attempts to deliver its catalogs to its customers at timely seasonal intervals. The failure of the Company to deliver catalogs at appropriate times, or the occurrence of postal delays or disruptions in the mailing of catalogs, could affect the demand for the Company's products or the timing of the Company's sales and could have a material adverse effect on the Company. See "--Operations--Distribution and Fulfillment."

     International Business Risks. The Company recently began to distribute its dELiA*s catalog in Japan and Canada and to explore distribution opportunities in other international markets. Approximately 2% of the Company's net sales for fiscal 1997 were from sales to customers outside the United States, substantially all of whom were located in Japan. In addition, certain of the Company's vendors procure products from outside the United States (approximately 48% of the Company's sales in fiscal 1997 were of products the Company believes were manufactured outside the United States), and the Company has begun to purchase merchandise for its dELiA*s-branded apparel directly from non-U.S. manufacturers. The Company's international business is subject to a number of risks generally associated with doing business abroad, including the opening and management of foreign offices and distribution centers, maintenance of uniform quality of merchandise, development of customer lists and marketing channels, disruptions or delays in shipping, fluctuations in the value of foreign currencies, exposure to potentially adverse tax consequences, imposition of import/export duties and quotas and unexpected regulatory, economic and political changes in foreign markets. There can be no assurance these factors will not have a material adverse effect on the Company. Furthermore, expansion into new international markets may present competitive and merchandising challenges different from those the Company currently faces. There can be no assurance the Company will expand internationally or that any such expansion will result in profitable operations. See "--Growth Strategy."

     Dependence on Intellectual Property. There can be no assurance that the actions taken by the Company to establish and protect its trademarks and other proprietary rights (including the dELiA*s name, the dELiA*s logo and the daisy ("*") symbol) will prevent imitation of its products and services or infringement of its intellectual property rights by others. In addition, there can be no assurance others will not resist or seek to block sales of the Company's products as violative of their trademark and proprietary rights. See"--Intellectual Property."

     Risk that the Company May Be Required to Collect Sales Tax. At present, the Company does not collect sales or other similar taxes in respect of shipments of goods into most states. However, various states have sought to impose state sales tax collection obligations on out-of-state mail-order companies, such as the Company. A successful assertion by one or more states that the Company should have collected or be collecting sales taxes on the sale of products could have a material adverse effect on the Company.

     Control by Principal Stockholder. As of March 31, 1998, Stephen I. Kahn, the Chairman, Chief Executive Officer and President of the Company, beneficially owned approximately 50.9% of the outstanding shares of Common Stock, including 2,999,825 shares he owns directly and an additional 3,780,535 shares in the aggregate subject to a stockholders agreement among certain of the Company's existing stockholders (the "Family

Stockholders Agreement") and agreements with holders of restricted stock. Under the Family Stockholders Agreement, Mr. Kahn is entitled, among other things, to vote and restrict the transfer of all the shares subject to the Family Stockholders Agreement, and, under the agreements with holders of restricted stock, Mr. Kahn is entitled to vote such holders' shares. Therefore, Mr. Kahn can control the election of directors of the Company and the outcome of all issues submitted to a vote of stockholders of the Company. The foregoing, together with certain provisions in the Company's certificate of incorporation, may make it more difficult for a third party to acquire, and may discourage acquisition bids for, the Company and could limit the price that certain investors might be willing to pay for shares of Common Stock. In addition, stockholders may take any action by written consent in accordance with the General Corporation Law of the State of Delaware and the Company's bylaws, which may allow Mr. Kahn to direct corporate action without advance notice to other stockholders.

     Possibility of Adverse Effect on the Market Price of the Common Stock by Virtue of Certain Takeover Provisions. Certain provisions of the Company's certificate of incorporation and bylaws may make it more difficult for a third party to acquire, or may discourage acquisition bids for, the Company and could limit the price that certain investors might be willing to pay in the future for shares of Common Stock. These provisions, among other things, (a) divide the board of directors into three classes, (b) require the affirmative vote of the holders of at least 662/3% of the shares to approve a sale, lease, transfer or exchange of all or substantially all the assets of the Company, (c) require the affirmative vote of the holders of at least 662/3% of the shares to remove a director or to fill a vacancy on the board of directors, (d) require the affirmative vote of the holders of at least 662/3% of the shares to amend or repeal certain provisions of the certificate of incorporation and (e) require the affirmative vote of the holders of at least 662/3% of the shares or two-thirds of the members of the board of directors to amend or repeal the bylaws of the Company. In addition, the rights of holders of Common Stock will be subject to, and may be adversely affected by, the rights of any holders of Preferred Stock that may be issued in the future and that may be senior to the rights of the holders of Common Stock. Under certain conditions, Section 203 of the General Corporation Law of the State of Delaware would prohibit the Company from engaging in a "business combination" with an "interested stockholder" (in general, a stockholder owning 15% or more of the Company's outstanding voting stock) for a period of three years from the date that such stockholder becomes an "interested stockholder."

     Absence of Dividends. The Company intends to retain any future earnings for use in its business and, therefore, does not anticipate paying any cash dividends on the Common Stock in the foreseeable future. See "Item 5--Market for Registrant's Common Equity and Related Stockholder Matters."

     Limited Trading History; Possible Volatility of Stock Price. The Company's stock price has fluctuated substantially since its initial public offering in December 1996 (the "IPO"). The Company believes factors such as actions of competitors and quarterly variations in operating results, as well as changes in market conditions, analysts' estimates and the stock market may cause the market price of the Common Stock to fluctuate significantly. Further, the stock market has historically experienced volatility that sometimes has been unrelated to a company's operating performance.


ITEM 2. PROPERTIES
     The following table sets forth certain information regarding the Company's principal facilities, all of which are leased.


Location         Use                                          Appr. Sq. Footage     Lease Expiration Date
--------------   -----------------------------------------   -------------------   ----------------------
New York, NY     Corporate offices and call center                  43,000         2007
Hanover, PA      Warehouse, fulfillment and
                  distribution center                              175,000         2000 (1)
Durham, NC       Corporate offices and call center (TSI)            65,000         2007

------------
(1) The Company has two three-year options to extend the term of this lease.

     Following the TSI Merger, the Company moved warehousing, fulfillment and distribution operations for the TSI Soccer business from the Durham, North Carolina facility to the Hanover, Pennsylvania facility and is currently negotiating to move out or sublet a portion of the TSI Soccer facility in Durham, North Carolina.

     The Company operates 13 TSI Soccer retail stores, which are located in outdoor shopping centers in Georgia, Maryland, North Carolina and Virginia. The stores range in size from 2,500 to 4,600 square feet, and are occupied under five-year leases, with, in some cases, options for the Company to renew.

     The Company also operates a dELiA*s outlet store in Reading, Pennsylvania and recently entered into leases for two additional retail outlet stores in New York State. These stores range in size from 3,000 to 3,800 square feet, and are occupied under five to seven year leases, with, in some cases, options for the Company to renew.

     The Company believes its facilities are well-maintained and in good operating condition and are adequate for its present level of operations.


ITEM 3. LEGAL PROCEEDINGS.
     The Company is not involved in any legal proceedings that management believes would have a material adverse effect on the Company's financial position or results of operations.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 1997.


                                    PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.
     The Common Stock is traded on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") National Market System under the symbol DLIA. The following table sets forth the high and low sales prices for the Company's Common Stock as reported by NASDAQ for the period indicated. Such quotations reflect interdealer prices without adjustments for retail markups, markdowns, or commissions and may not necessarily represent actual transactions.


                                                       High            Low
                                                   ------------   ------------
Fiscal year ended
  4th Quarter (from December 19, 1996) .........      $20.250        $12.500
Fiscal year ended January 31, 1998
  1st Quarter ..................................       19.750         13.750
  2nd Quarter ..................................       25.875         14.250
  3rd Quarter ..................................       25.000         16.125
  4th Quarter ..................................       30.750         19.750

     On April 15, 1998, there were 97 holders of record of the Common Stock and approximately 2,000 beneficial owners of the Common Stock.


Dividend Information
     The Company has never declared or paid any cash dividends on its Common Stock (other than a distribution prior to the IPO to members of the Company's predecessor limited liability company). The Company currently intends to retain its earnings for future growth and, therefore, does not anticipate paying any cash dividends in the foreseeable future.


Sales of Unregistered Securities
     On December 10, 1997, as part of the TSI Merger, the Company issued 297,927 shares of Common Stock to the stockholders of TSI in exchange for the capital stock of that entity owned by such stockholders. The issuance of such securities was exempt from registration pursuant to Regulation D under the Securities Act.

     On December 10, 1997, the Company also issued 10,760 shares of Common Stock to TSI employees pursuant to a "change of control" provision to in that entity's stock appreciation rights plan. The issuance of such securities was either exempt from registration pursuant to Section 4(2) of the Securities Act or did not constitute a "sale" within the meaning of the Securities Act.

     On December 17, 1997, the Company issued 5,000 shares of Common Stock to the three New York State residents who were stockholders of gURL, Interactive Inc. as partial payment for all of the outstanding capital stock of that entity. The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act.

Use of Proceeds from Registered Securities
     On December 18, 1996, the Securities and Exchange Commission declared effective the Company's Registration Statement (No. 333-15153) on Form S-1, as then amended, relating to the Company's initial public offering of 2,702,500 shares of Common Stock, 352,500 shares of which were issued upon exercise of an overallotment option granted by the Company to the underwriters. The managing underwriters for the offering were Hambrecht & Quist LLC and Oppenheimer & Co., Inc. (the "Underwriters"). In connection with the IPO, the Company registered the Common Stock under the Securities Exchange Act of 1934, as amended.

     The public offering commenced on December 19, 1997 and terminated upon the sale of all the 2,702,500 shares of Common Stock which were registered for sale. The aggregate offering price of the securities sold was $29,727,500. Of the 2,702,500 shares which were registered, 2,052,500 were sold for the account of the Company. The aggregate offering price of the securities sold for the account of the Company was $22,577,500.

     From the effective date of the Registration Statement through January 31, 1998, the Company incurred the following expenses in connection with the issuance and distribution of the Common Stock registered:


   Underwriting discounts and commissions .............    $1,580,425
   Other expenses (legal and accounting fees and
     expenses, printing and engraving expenses,
     filing and listing fees, transfer agent and
     registrar fees and miscellaneous) ................     1,180,718

     The net offering proceeds to the Company after deducting the foregoing expenses were $19,816,357. Other than the amounts set forth for underwriting discounts and commissions, the foregoing represent reasonable estimates of expenses.

     The Company did not make, in connection with the offering and sale of the Common Stock registered, any direct or indirect payments to directors or officers of the Company or, to the Company's knowledge, their associates; persons owning 10% or more of any class of equity securities of the Company; or affiliates of the Company.

     From December 24, 1996 until January 31, 1998, the net offering proceeds were invested in interest-bearing, investment-grade securities.

ITEM 6. SELECTED FINANCIAL DATA.
     The following table sets forth selected consolidated financial, operating, and balance sheet data of the Company. The selected financial data as of January 31, 1998 and 1997 and for each of the fiscal years in the three year period ended January 31, 1998 have been derived from the Company's consolidated financial statements set forth elsewhere in this report. The selected financial data as of January 31, 1996 and 1995 and for the fiscal year ended January 31, 1995 have been derived from the Company's consolidated financial statements which are not included herein. The following selected data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto appearing elsewhere in this report. All financial and operating data has been restated to give effect to the 1996 Reorganization (as defined in Note 1 to the Financial Statements) and the TSI Merger.


                                                    Fiscal Year 1994   Fiscal Year 1995   Fiscal Year 1996   Fiscal Year 1997
                                                          Ended              Ended              Ended             Ended
                                                    January 31, 1995   January 31, 1996   January 31, 1997   January 31, 1998
                                                   ------------------ ------------------ ------------------ -----------------
                                                                     (in thousands, except per share data)
Statement of Operations Data:
 Net sales .......................................      $12,053           $23,391             $54,224           $ 113,049
 Cost of sales ...................................        7,212            13,652              28,891              57,811
                                                        -------            -------            -------           ---------
 Gross profit ....................................        4,841             9,739              25,933              55,238
 Selling, general and administrative expenses             4,949             9,720              22,194              47,943
 Merger related costs ............................           --                --                  --               1,614
 Interest income (expense), net ..................          (45)              (56)                103               1,201
                                                        -------            -------            -------           ---------
 Income (loss) before provision for
   income taxes ..................................         (153)              (37)              3,842               6,882
 Provision (benefit) for income taxes ............           --                (5)               (351)              2,456
                                                        -------            -------            -------           ---------
 Net income (loss) ...............................          153               (32)            $ 4,193           $   4,426
                                                        =======            =======            =======           =========
 Basic and diluted net income (loss) per
   share (1) .....................................        (0.01)           $(0.00)            $  0.40           $    0.34
                                                        =======            =======            =======           =========
 Pro forma net income (loss) (2) .................      $   (95)           $  (22)            $ 2,257           $   4,426
                                                        =======            =======            =======           =========
 Pro forma basic and diluted net income
   (loss) per share (1) (2) ......................      $ (0.01)           $(0.00)            $  0.22           $    0.34
                                                        =======            =======            =======           =========
 Shares used in the calculation of basic net
   income (loss) per share .......................       10,263            10,263              10,477              12,941
                                                        =======            =======            =======           =========
 Shares used in the calculation of diluted
   net income (loss) per share ...................       10,263            10,263              10,499              13,083
                                                        =======            =======            =======           =========
                                                                                   January 31
                                                   ---------------------------------------------------------------------------
                                                         1995               1996               1997               1998
                                                        -------            -------            -------           ---------
                                                                      (in thousands, except retail stores)
Balance Sheet Data:
 Cash and cash equivalents .......................          635               726              21,717               4,485
 Working capital .................................          950               349              19,099              37,959
 Total assets ....................................        2,807             4,381              32,660              64,572
 Total stockholders' equity ......................          848               916              21,024              44,144
Selected Operating Data:
 Number of catalogs distributed (3) ..............                          5,400              13,050              39,850
 House names (4) .................................                            685               1,873               4,192
 Buyers (5) ......................................                            269                 644               1,308
 Retail stores (6) ...............................                              2                  10                  14

------------
(1) In 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share," and all per share data has been restated.
(2) Computed for all periods prior to the year ended January 31, 1997 on the basis described in Note 10 of Notes to Financial Statements and assuming the pro forma tax provisions described therein. Prior to the IPO, the Company effected the 1996 Reorganization, in which the Company converted from a limited liability company to a C corporation. Pro forma net income for the year ended January 31, 1998 represents actual reported net income.
    See Note 1 of Notes to Financial Statements.

(3) Number of catalogs distributed includes the number of dELiA*s and TSI Soccer catalogs distributed during the applicable fiscal period (excluding sales circulars).

(4) House names represents the number of customers who have made at least one purchase or have requested a catalog from the Company in the preceding 36 months, determined at the end of the applicable fiscal period. The numbers presented are net of duplicate names (appearing on both dELiA*s and TSI Soccer lists) based on management estimates.

(5) Buyers represents the number of customers who have made at least one purchase from the Company in the preceding 36 months, determined at the end of the applicable fiscal period. The numbers presented are net of duplicate names (appearing on both dELiA*s and TSI Soccer lists) based on management estimates.

(6) Retail stores represents the number of retail stores operated by the Company, determined at the end of the applicable fiscal period.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS.
     The following discussion and analysis should be read in conjunction with "Item 6--Selected Financial Data" and the Company's Financial Statements and Notes thereto included elsewhere in this report. Except for the historical information contained herein, the discussion in this report contains forward-looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this report should be read as being applicable to all related forward-looking statements wherever they appear in this report. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and under "Item 1--Business--Risk Factors" as well as those discussed elsewhere in this report.


Overview
     The Company is a leading direct marketer of casual apparel and related accessories to girls and young women. Through its recently acquired TSI subsidiary, the Company also sells a broad range of soccer-related merchandise and apparel to young men and women through catalogs and 13 retail stores.

     The Company acquired TSI on December 10, 1997. TSI carries on a business conducted by predecessor entities since 1989. Pursuant to an Agreement and Plan of Merger dated December 10, 1997, a wholly-owned subsidiary of the Company was merged with and into TSI. As a result of the TSI Merger, TSI became a wholly-owned subsidiary of the Company. In connection with the TSI Merger, the Company issued an aggregate of 308,687 shares of Common Stock to certain stockholders of TSI, including 10,760 shares of Common Stock to employees of TSI pursuant to a "change of control" provision in TSI's stock appreciation rights plan. The Company also made cash payments of approximately $730,000 to former stockholders of TSI who exercised statutory dissenters' rights. The TSI Merger was structured as a tax-free exchange and the Company has accounted for the TSI Merger as a pooling-of-interests.

     On December 17, 1997, the Company acquired gURL, Interactive Inc., the owner of the www.gURL.Com web site. The acquisition was accounted for by the purchase method. The consideration paid by the Company was not material.

     In the fourth quarter of fiscal 1997, the Company recorded merger-related costs of $1.6 million in connection with expenses related to the TSI Merger including professional fees, costs related to consolidation of distribution facilities, including a provision for lease termination and the write-off of property and equipment, and cancellation of contracts.

     Direct Marketing Businesses. The Company initially mailed dELiA*s catalogs to persons responding to advertisements and to names on rented lists. TSI Soccer distributes catalogs to persons who have requested catalogs and to participants at soccer tournaments, soccer league members and names it acquires from purchased or rented lists. The Company has built a proprietary list of "house names" (customers who have made at least one purchase or have requested a catalog from the Company in the preceding 36 months), which contained approximately 4.0 million names as of January 31, 1998, primarily through referrals, word-of-mouth, returns of catalog request cards and targeted classified advertising in selected magazines. A significant portion of the Company's catalogs are mailed to house names (including prior purchases), supplemented by purchased and rented lists. The response rates generated from the Company's list of buyers are typically higher than those the Company realizes from purchased or rented lists.

     The Company plans to increase the number of catalogs it distributes from 40 million in fiscal 1997 to in excess of 55 million in fiscal 1998. The Company distributed six editions of its dELiA*s catalog in fiscal 1996, eight editions in fiscal 1997 and anticipates distributing nine editions in fiscal 1998. The Company distributed five editions of its TSI Soccer catalog in fiscal 1996 and fiscal 1997 and anticipates distributing six editions in fiscal 1998. As the Company continues to increase its prospecting efforts and the number of catalogs it distributes, the Company intends to continue to increase its aggregate marketing expenditures, which the Company expects will result in a decrease in operating margin. With increased catalog distribution, the Company has observed a decline in response rates and expects that response rates will decline further in the future. Response rates have typically fluctuated on a year-to-year and catalog-to-catalog basis. Response rates are influenced by a number of factors including the timing of catalog mailings, market acceptance of the Company's merchandise and the mix and presentation of products and actions of competitors. Average order size has also fluctuated seasonally. Generally, the average size of orders from the Company's fall and winter catalogs is larger than the average size of orders from its spring and summer catalogs.

     In the third quarter of fiscal 1996, the Company began mailing catalogs to selected portions of its house list, including its first sale circular and its first targeted supplemental catalog. In part to facilitate its targeted publishing strategy, the Company has developed its in-house art department to allow for shorter and more flexible publishing schedules. In addition, certain of the Company's vendors have agreed to purchase raw materials in advance and in excess of the Company's initial purchase orders. This allows the Company to place orders later in a season in response to early indicators of customer demand while reducing the Company's inventory risk. Although the Company sometimes shares the risk of these raw material orders with such vendors, these advance purchases limit its exposure to the greater risk of unsold finished goods. The Company believes these actions helped to improve its overall profitability in fiscal 1997.

     Retail Businesses. TSI opened its first two retail stores in 1995, opened eight stores in 1996 and three in 1997. The Company may seek to grow its soccer specialty retail business through new store openings or through acquisition.

     The Company opened its first dELiA*s retail outlet store in Reading, Pennsylvania in November 1997. The opening of this store did not have a material effect on the Company's financial condition or results of operations in fiscal 1997. The Company recently entered into leases for two additional retail outlet stores in New York State and plans to open additional retail outlet stores in 1998. The Company believes that these outlet stores will modestly increase net sales and allow the Company to liquidate unsold inventory at a greater margin than is usually available through other liquidation means. The Company will also consider opening full-priced dELiA*s stores or premium outlets on a test basis.

     Capital Investments. In order to support its direct marketing operations, the Company has made and continues to make significant capital expenditures for telephone and management information systems and has hired and maintained an in-house workforce of teleservice representatives.

     The Company also made significant capital expenditures in connection with the relocation of its warehouse and fulfillment operations from a third-party contractor's facility to its own leased facility in Hanover, Pennsylvania in the second quarter of fiscal 1997. The Company expects to make additional significant capital expenditures to build infrastructure (including high-performance sophisticated retail management systems) to support the additional sales volume the facility is expected to handle as a result of the relocation of TSI's fulfillment operations, the expected growth in the dELiA*s catalog and the expansion of dELiA*s retail businesses.

     Certain Risks. As the Company's revenue base grows and it further penetrates its target market, the Company will not be able to sustain the levels of percentage annual growth in net sales and growth in operating income experienced in fiscal 1995, fiscal 1996 and fiscal 1997. In addition, as the Company continues to increase the number of catalogs it mails, it has observed that new customers respond at lower rates than the Company's existing customers have historically responded. This trend in response rates has begun to have and is likely to continue to have a material adverse effect on the Company's rate of sales growth and on the Company's profitability. In addition, the Company has observed that when customers receive multiple editions of catalogs within the same fiscal quarter to customers who had received a prior edition of those catalogs earlier in such quarter, the Company's aggregate response rates have declined. As the Company increases its mailing of multiple editions of catalogs to a broader market, it expects that response rates will decline further. This trend in response rates has begun to have and is likely to continue to have a material adverse effect on the Company's profitability.

     Additionally, legislation introduced in the U.S. Congress that proposes restrictions on persons, principally list brokers, that sell, purchase or otherwise use for commercial purposes personal information about teens (under the age of 16) and children could adversely affect the Company's use of purchased and rented lists, as well as the Company's ability to generate new names for its proprietary database. Although the Company is not a list broker, it does mail catalogs to persons whose names are derived from purchased and rented lists. Approximately 36% of the names of persons to whom the Company mailed its fiscal 1998 catalogs were derived from purchased and rented lists, and the Company anticipates continuing its use of such lists. The Company's use of purchased and rented lists fluctuates from season-to-season and from year-to-year. The Company is exploring new methods for developing its house list and believes it will be able to continue to develop this list through advertising and new channels for the distribution of its catalogs, including the Company's www.delias.com web site. There can be no assurance, however, that the Company will be able to develop its house list.

     The Company recognizes that its operations may be negatively affected by Year 2000 software issues. The Company is heavily dependent upon complex computer software and systems for all phases of its operations. Many existing computer programs and systems use only two digits to identify a year in the date field. These programs and systems were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000. Accordingly, the Company has prepared a Year 2000 compliance program which involves (i) identifying the material operating software and systems on which the Company depends (whether used by the Company or by the Company's service providers), (ii) obtaining written assurances from third party software and systems vendors and service providers, (iii) monitoring the compliance efforts of such vendors and service providers and (iv) testing, to the extent practicable, its material operating software and systems.

     All of the Company's material operating software and systems were developed by and are supported by third party vendors. Each of the third party vendors of the Company's mission-critical computer software have provided written assurances to the Company that such software will not be affected by the change in the century. The majority of the third party vendors of the Company's other material operating software and systems have also provided such assurances or assurances that such software and systems will be compliant by December 31, 1998. The Company expects to begin performing tests of all its material operating software and systems to verify the assurances given by these third party vendors and ensure Year 2000 compliance later in fiscal 1998.

     In addition to the operating systems and software the Company uses directly, the Company's operations are also dependent upon the performance of operating software and systems used by its significant service providers, including providers of financial, telecommunications and parcel delivery services. The Company has contacted or is contacting each of its significant service providers to obtain written assurances from such providers that the providers' relevant operating software and systems are in Year 2000 compliance or will be by December 31, 1998. The Company will monitor the status of all its significant service providers' Year 2000 compliance efforts to minimize the risk of any material adverse effect on the Company's operations resulting from compliance failures. However, there can be no assurance that the Company's service providers have, or will have, operating software and systems that are in Year 2000 compliance. Therefore, the Company is developing contingency plans with respect to its significant service providers.

     In addition, most purchases of merchandise from the Company are made with credit cards, and the Company's operations may be materially adversely affected to the extent its customers are unable to use their credit cards due to Year 2000 issues that are not rectified by the customers' credit card vendors.

     The Company presently believes that the cost of its Year 2000 program will not have a material adverse effect on the Company, however, given the Company's dependence on third party software and system vendors and service providers and on its customers' vendors, there can be no assurance to that effect.

     Equity Financing Transactions. On December 24, 1996, the Company sold 2,052,500 shares of Common Stock in the IPO. The Company received net proceeds of $19.8 million. On June 9, 1997, the Company sold 1,000,000 shares of Common Stock in a second underwritten public offering (the "1997 Offering"). The Company received net proceeds of $19.4 million. The Company has invested substantially all of the proceeds of both offerings in interest-bearing, investment-grade securities. A portion of the proceeds of the 1997 Offering has been used for working capital and the TSI Merger.

Results of Operations
     The following table sets forth, for the periods indicated, the percentage relationship of certain items from the Company's statement of operations to net sales. Any trends reflected by the following table may not be indicative of future results.


                                                                              Percentage of Net Sales
                                                            -----------------------------------------------------------
                                                             Fiscal Year 1995     Fiscal Year 1996     Fiscal Year 1997
                                                                   Ended                Ended               Ended
                                                             January 31, 1996     January 31, 1997     January 31, 1998
                                                            ------------------   ------------------   -----------------
Net Sales ...............................................          100.0%               100.0%               100.0%
Cost of sales ...........................................           58.4                 53.3                 51.1
                                                                   -----                -----                -----
Gross profit ............................................           41.6                 47.8                 48.9
Selling, general and administrative expenses ............           41.6                 40.9                 42.4
Interest income (expense), net ..........................          ( 0.2)                 0.2                  1.1
                                                                   -----                -----                -----
Income (loss) before provision for income taxes .........          ( 0.2)                 7.1                  6.1
                                                                   -----                -----                -----
Net income (loss) .......................................          ( 0.1)%                7.7%                 3.9%
                                                                   -----                -----                -----
Pro forma net income (loss) (1) .........................          ( 0.1)%                4.2%                 3.9%
                                                                   -----                -----                -----

------------
(1) Computed for all periods prior to the year ended January 31, 1998 on the basis described in Note 10 of Notes to Financial Statements and assuming the pro forma tax provisions described therein. Prior to the Company's IPO, the Company effected the 1996 Reorganization, in which the Company converted from a limited liability company to a C corporation. Pro forma net income for the year ended January 31, 1998 represents actual reported net income. See Note 10 of Notes to Financial Statements.


Comparison of Fiscal Years 1996 and 1997
     Net sales. Net sales increased approximately $58.8 million, from $54.2 million in fiscal 1996 to $113.0 million in fiscal 1997. The increase in net sales was primarily due to an increase in the number of dELiA*s catalogs mailed, as well as an increase in average order size and, to a lesser degree, the opening of three new TSI Soccer retail stores. Aggregate response rates from catalogs mailed in fiscal 1997 declined relative to catalogs distributed in fiscal 1996 as the Company mailed multiple editions during each quarter of fiscal 1997 to a large number of persons who had received a prior edition of those catalogs earlier in such quarter. The Company believes response rates will usually decline when it mails additional catalog editions within the same fiscal period and as it mails to a broader ranger of customers. The increase in average order size resulted from a combination of factors, including increased prices on certain existing items and the addition of certain more expensive items in the Company's catalogs.

     Gross margin. Gross margin increased from 47.8% in fiscal 1996 to 48.9% in fiscal 1997. The increase in gross margin was primarily due to a larger proportion of higher-margin apparel sales from the dELiA*s catalog compared to relatively lower-margin soccer merchandise sales from the TSI Soccer catalog and retail stores. To a lesser degree, gross margin increased because of: (i) improved sourcing of merchandise, including larger volume discounts from suppliers and a greater proportion of private label products sourced directly from overseas contract manufacturers, (ii) changes in product mix and (iii) higher selling prices. These improvements were partially offset by an increased reserve for returns consistent with the Company's recent growth and an increased inventory reserve for obsolescence based upon management's evaluation of merchandise inventories as of January 31, 1998 and anticipated inventory dispositions.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased approximately $25.7 million, from $22.2 million in fiscal 1996 to $47.9 million in fiscal 1997. Selling, general and administrative expenses increased as a percentage of net sales from 40.9% in fiscal 1996 to 42.4% in fiscal 1997. The increase in selling, general and administrative expenses was primarily due to greater marketing expenditures on catalog circulation and greater spending on infrastructure, which were partly offset by the leveraging of certain fixed costs over a larger revenue base. In addition, the TSI business recorded certain expenses in fiscal 1997 associated with the relocation of its corporate and fulfillment facilities in the first six months of fiscal 1997 prior to the TSI Merger.

     Merger related costs. Merger related costs of $1.6 million were incurred in fiscal 1997 connection with the TSI Merger and included professional fees, costs related to consolidation of distribution facilities, including a provision for lease termination and the write-off of property and equipment, and cancellation of contracts.

     Interest income, net. Interest income, net, increased approximately $1.1 million, from $103,000 in fiscal 1996 to $1.2 million in fiscal 1997. The increase in interest income, net, was primarily due to the Company's investment of the net proceeds from the IPO and the 1997 Offering. Following the consummation of the TSI Merger, the Company repaid substantially all of TSI's outstanding long-term debt and bank line of credit.

     Provision (benefit) for income taxes. Provision (benefit) for income taxes increased approximately $2.8 million from a benefit of $351,000 in fiscal 1996 to a provision of $2.5 million in fiscal 1997. This increase was due to the effect of the 1996 Reorganization, which was effected in the fourth quarter of fiscal 1996, in which the Company converted from a limited liability company to a C corporation. See Note 10 of Notes to Financial Statements.


Comparison of Fiscal Years 1995 and 1996
     Net sales. Net sales increased approximately $29.8 million, from $23.4 million in fiscal 1995 to $54.2 million in fiscal 1996. The increase in net sales was primarily due to an increase in the number of catalogs mailed, as well as an increase in response rates and average order size and the opening of eight TSI soccer retail stores. The Company increased the number of catalogs it distributed from 6.9 million in fiscal 1995 to 13 million in fiscal 1996. The increase in average order size resulted from a combination of factors, including increased prices on certain existing items and the addition of certain more expensive items in the Company's dELiA*s catalog.

     Gross margin. Gross margin increased from 41.6% in fiscal 1995 to 47.8% in fiscal 1996. The increase in gross margin was primarily due to a larger proportion of higher-margin apparel sales from the dELiA*s catalog compared to relatively lower-margin soccer merchandise sales from the TSI Soccer catalog and retail stores. To a lesser degree, gross margin increased because of certain related fixed costs of merchandising were spread over increased sales and improved sourcing of merchandise, including larger volume discounts from suppliers, as well as changes in product mix and higher selling prices. These improvements were partially offset by an increased inventory reserve for obsolescence based upon management's evaluation of merchandise inventories as of January 31, 1997 and anticipated inventory dispositions as well as an increased reserve for returns consistent with the Company's recent growth.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased approximately $12.5 million, from $9.7 million in fiscal 1995 to $22.2 million in fiscal 1996. Selling, general and administrative expenses decreased as a percentage of net sales from 41.6% in fiscal 1995 to 40.9% in fiscal 1996. The reduction in selling, general and administrative expenses as a percentage of net sales was primarily due to economies implemented in catalog production as well as the leveraging of certain fixed costs over a larger revenue base. The reduction was partially offset by a charge of approximately $280,000 in fiscal 1996 related to the processing of names of catalog requesters through a third party service, as well as the Company's higher expenditures of corporate salaries and additional information systems in anticipation of sales growth.

     Interest income (expense), net. Interest income (expense), net, increased approximately $159,000, from $56,000 in expense in fiscal 1995 to $103,000 in income in fiscal 1996. The increase in interest income, net, was primarily due to the Company's investment of the net proceeds from the IPO, which proceeds were received in the fourth quarter of fiscal 1996.

     Provision (benefit) for income taxes. (Benefit) for income taxes increased approximately $346,000, from a benefit of $5,000 in fiscal 1995 to a benefit of $351,000 in fiscal 1996. This decrease was almost entirely due to the 1996 Reorganization, which was effected in the fourth quarter of fiscal 1996, in which the Company converted from a limited liability company to a C corporation. See Note 10 of Notes to Financial Statements.

Selected Quarterly Results of Operations and Seasonality
     The following table sets forth certain unaudited statements of operations data for the eight quarters ended January 31, 1998, as well as such data expressed as a percentage of the Company's total net sales for the periods indicated. This data has been derived from unaudited financial statements that, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation of such information when read in conjunction with the Company's annual audited financial statements and notes thereto.


                                                                 Quarter Ended
                                              ---------------------------------------------------
                                                                  Fiscal 1996
                                              ---------------------------------------------------
                                               Apr. 30,     July 31,      Oct. 31,     Jan. 31,
                                                 1996         1996          1996         1997
                                              ---------- ------------- ------------- ------------
                                                     (in thousands, except per share data)
Net sales ...................................  $ 7,870      $9,875        $15,310      $ 21,170
Cost of sales ...............................    4,209       5,106         8,251         10,702
                                               -------      -------       -------      --------
Gross profit ................................    3,661       4,769         7,059         10,468
Selling, general and administrative
 expenses ...................................    3,575       4,638         5,611          8,394
Merger-related costs ........................       --          --            --             --
Interest income (expense), net ..............      (20)           (5)           (9)         137
                                               -------      ---------     ---------    --------
Income before provision for income taxes ....  $    66      $  126        $1,439       $  2,211
                                               =======      ========      ========     ========
Pro forma net income(1) .....................  $    38      $   74        $  847       $  1,298
                                               =======      ========      ========     ========
Per share data:
Pro forma basic net income per share (2) ....  $  0.00      $  0.01       $  0.08      $  0.12
                                               =======      ========      ========     ========
Pro forma diluted net income per share (2)...  $  0.00      $  0.01       $  0.08      $  0.12
                                               =======      ========      ========     ========
Shares used in calculation of basic net
 income per share ...........................   10,262      10,262        10,262         11,122
Shares used in calculation of diluted net
 income per share ...........................   10,262      10,262        10,262         11,122
                                                         Percentage of Total Net Sales
                                              ----------------------------------------------------
Net sales ...................................   100.0%      100.0%        100.0%         100.0%
Cost of sales ...............................   53.5         51.7          53.9           50.6
                                               -------      -------       -------      --------
Gross profit ................................   46.5         48.3          46.1           49.4
Selling, general and administrative
 expenses ...................................   45.4         47.0          36.6           39.7
Interest income (expense), net ..............    0.3          0.1           0.1           (0.6)
                                               -------      -------       -------      --------
Income before provision for income taxes ....     0.8%        1.3%          9.4%          10.4%
                                               =======      ========      ========     ========
Pro forma net income (1) ....................     0.5%        0.7%          5.5%           6.1%
                                               =======      ========      ========     ========



                                                                 Quarter Ended
                                              ---------------------------------------------------
                                                                  Fiscal 1997
                                              ---------------------------------------------------
                                                Apr. 30,     July 31,     Oct. 31,     Jan. 31,
                                                  1997         1997         1997         1998
                                              ------------ ------------ ------------ ------------
                                                     (in thousands, except per share data)
Net sales ...................................   $ 17,697     $ 21,086     $ 31,357     $ 42,909
Cost of sales ...............................      9,332       10,768       16,568       21,397
                                                --------     --------     --------     --------
Gross profit ................................      8,365       10,408       14,789       21,512
Selling, general and administrative
 expenses ...................................      7,994       10,148       12,630       17,007
Merger-related costs ........................         --           --           --        1,614
Interest income (expense), net ..............        213          268          338          382
                                                --------     --------     --------     --------
Income before provision for income taxes ....   $    584     $    528     $  2,497     $  3,273
                                                ========     ========     ========     ========
Pro forma net income(1) .....................   $    322     $    387     $  1,627     $  2,090
                                                ========     ========     ========     ========
Per share data:
Pro forma basic net income per share (2) ....   $  0.03      $  0.03      $  0.12      $  0.16
                                                ========     ========     ========     ========
Pro forma diluted net income per share (2)...   $  0.03      $  0.03      $  0.12      $  0.15
                                                ========     ========     ========     ========
Shares used in calculation of basic net
 income per share ...........................     12,288       12,866       13,301       13,310
Shares used in calculation of diluted net
 income per share ...........................     12,387       13,003       13,445       13,498
Net sales ...................................      100.0%       100.0%       100.0%       100.0%
Cost of sales ...............................       52.7         50.6         52.8         49.9
                                                --------     --------     --------     --------
Gross profit ................................       47.3         49.4         47.2         50.1
Selling, general and administrative
 expenses ...................................       45.2         48.1         40.3         39.6
Interest income (expense), net ..............        1.2          1.3          1.1          0.9
                                                --------     --------     --------     --------
Income before provision for income taxes ....        3.3%         2.5%         8.0%        11.4%
                                                ========     ========     ========     ========
Pro forma net income (1) ....................        1.8%         1.8%         5.2%         4.9%
                                                ========     ========     ========     ========

------------
(1) Pro forma net income for each quarter of fiscal 1996 is adjusted to reflect the Company's financial statements as if it had been a C corporation for the entire period. During the fourth quarter of fiscal 1996, the Company converted from a limited liability company to a C corporation. Pro forma net income for each quarter of fiscal 1997 represents actual reported net income.
(2) In fiscal 1997, the Company adopted Statement of Financial Accounting Standards No. 128 "Earnings per share," and all per share data has been restated.


     The Company is subject to seasonal fluctuations in its merchandise sales and results of operations. The Company expects its net sales and results of operations generally to be lower in the second quarter and higher in the fourth quarter (which includes the holiday season) of each fiscal year. The Company's quarterly results may fluctuate as a result of numerous factors, including the timing, quantity and cost of catalog mailings, the timing of sale circulars and liquidations, the timing of merchandise deliveries, market acceptance of the Company's merchandise (including new merchandise categories or products introduced), the mix of products sold, the hiring and training of additional personnel, the timing of inventory writedowns, the incurrence of other operating costs and factors beyond the Company's control, such as general economic conditions and actions of competitors. Accordingly, the results of operations in any quarter will not necessarily be indicative of the results that may be achieved for a full fiscal year or any future quarter. See "Item 1--Business--Risk Factors--Seasonal and Quarterly Fluctuations."


     In fiscal 1998, the Company has adjusted its mailing schedule to more closely mirror what the Company believes to be the emerging catalog purchasing trends of its dELiA*s catalog customers. Accordingly, the Company has increased the number of catalogs it plans to mail in the first and fourth quarters relative to the number of catalogs it plans to mail in the second and third quarters. In addition, the Company also intends to mail additional TSI Soccer catalogs in the second quarter of fiscal 1998 in connection with the quadrennial World Cup soccer competition.


Liquidity and Capital Resources
     Without giving effect to the TSI Merger, since its inception, the Company has met its operating and cash requirements through funds generated from operations, the private sales of equity securities and the 1997 Offering. TSI's operating and cash requirements were provided primarily by bank loans, loans from stockholders and private equity financing. Following the consummation of the TSI Merger, the Company repaid substantially all of TSI's outstanding long-term debt and bank line of credit. The Company expects that this will have a slight positive effect on interest income, net, in fiscal 1998.

     Giving effect to the TSI Merger in the manner described in Note 3 to the Financial Statements, cash provided by operations in fiscal 1997 was $6.6 million, $6.3 million in fiscal 1996 and $778,000 in fiscal 1995. This trend was primarily due to the growth of the Company's business and the increase in net income over these periods.

     Cash used in investing in fiscal 1997 was $43.0 million, $1.6 million in fiscal 1996 and $467,000 in fiscal 1995, as the Company used the net proceeds of the IPO and the 1997 Offering to invest in interest-bearing, investment-grade securities. The Company made capital expenditures of $467,000 in fiscal 1995, $1.6 million in fiscal 1996 and $4.8 million in fiscal 1997. The Company currently expects to make capital expenditures in excess of $3.0 million to upgrade its management information systems in fiscal 1998. The Company also currently anticipates capital expenditures of at least $5.0 million in fiscal 1998 for other property, plant and equipment, including leasehold improvements, office equipment and expenditures relating to the Company's new warehouse and distribution operations.

     Cash flows from financing activities in fiscal 1997 were $19.2 million as a result of the 1997 Offering and private equity financing for TSI (prior to the TSI Merger), and $16.3 million in fiscal 1996 as a result of the IPO.

     Cash and cash equivalents decreased by approximately $17.2 million to $4.5 million at January 31, 1998 from $21.7 million at January 31, 1997, as the Company received $19.4 in net proceeds from the 1997 Offering, offset by the Company's shift of a portion of its investments to securities with maturities of greater than 90 days and increased its inventory position during the fiscal year. These securities consist primarily of AA and AAA-rated municipal obligations with a maximum maturity of three years.

     During the fiscal year prior to the IPO, the Company operated as a limited liability company with taxes paid by its members. Following the Reorganization in which the Company's business was transferred to a Delaware corporation, the Company ceased to be a flow-through entity and is now liable for applicable income taxes. See "Item 1--Business--Overview" and Note 10 of Notes to Financial Statements.

     The Company has a revolving line of credit for seasonal working capital, collateralized by all of the Company's assets other than inventory. The maximum amount available under the line of credit is $5.0 million. The interest rate on the line of credit is the lending bank's prime rate plus two percent (10.5% at January 31, 1998). The line expires on July 31, 1998. The Company has not drawn on this line.

     The Company believes that its cash on hand, together with cash generated by operations and the net proceeds of the IPO and the 1997 Offerings, will be sufficient to meet its capital and operating requirements through fiscal 1998, subject to the use of cash to make acquisitions and other investments. The Company's future capital requirements, however, depend on numerous factors, including, without limitation, the success of its marketing, sales and distribution efforts. There can be no assurance that additional funds, if required, will be available to the Company on favorable terms or at all.


Inflation
     The Company does not believe that inflation has had a material adverse effect on net sales or results of operations. The Company has generally been able to pass on increased costs related to inflation through increases in its prices to customers.

Recent Accounting Pronouncements
     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which is effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting and display of comprehensive income. The Company has determined that the adoption of this new standard would not have had a material effect on the Company's disclosure for all periods presented.

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

     In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits," which is effective for fiscal years beginning after December 15, 1997. SFAS No. 132 revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. This statement standardizes the disclosure requirements for pension and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair value of plan assets that will facilitate financial analysis and eliminates certain disclosures. The Company has determined that the adoption of this new standard will not have a material effect on the Company's disclosure for all periods presented.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
     See Item 14 of Part IV of this report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
     On August 30, 1996, dELiA*s LLC, a predecessor of the Company, engaged Deloitte & Touche LLP as its independent public accountant to audit the Company's financial statements. The decision to change accountants was approved by the managers of dELiA*s LLC. Deloitte & Touche LLP's reports on the financial statements for fiscal 1996 and fiscal 1997 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles. During the Company's two most recent fiscal years preceding the engagement of Deloitte & Touche LLP, there were no disagreements with Richard A. Eisner & Company, LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of Richard A. Eisner & Company, LLP, would have caused it to make a reference to the subject matter of the disagreement in connection with its report. During the Company's two most recent fiscal years prior to engaging Deloitte & Touche LLP, the Company did not consult with Deloitte & Touche LLP regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements.


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

                                    PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K.
    (a) The following documents are filed as part of this report:

        (1) Financial Statements: See Index to Financial Statements on page F-1.

    (b) The Company filed a Current Report on Form 8-K dated December 24, 1997 which included items 2 and 7.

    (c) See Exhibit Index immediately following Signature Page.

                         dELiA*s INC. AND SUBSIDIARIES

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




                                                                                            Page
                                                                                           -----
INDEPENDENT AUDITORS' REPORTS ..........................................................    F-2
FINANCIAL STATEMENTS:
 Consolidated Balance Sheets as of January 31, 1997 and 1998 ...........................    F-5
 Consolidated Statements of Operations for the fiscal years ended January 31, 1996, 1997
  and 1998 .............................................................................    F-6
 Consolidated Statements of Stockholders' Equity for the fiscal years ended January 31,
  1996, 1997 and 1998 ..................................................................    F-7
 Consolidated Statements of Cash Flows for the fiscal years ended January 31, 1996, 1997
  and 1998 .............................................................................    F-8
 Notes to Consolidated Financial Statements ............................................    F-9

                         INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of dELiA*s Inc.
New York, New York

We have audited the consolidated balance sheets of dELiA*s Inc. and subsidiaries (the "Company") as of January 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the fiscal years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits. The consolidated financial statements give retroactive effect to the merger between a wholly-owned subsidiary of the Company and TSI Soccer Corporation ("TSI"), which has been accounted for as a pooling of interests as described in Note 3 to the consolidated financial statements. We did not audit the balance sheet of TSI as of December 31, 1996, or the related statements of operations, stockholders' equity and cash flows of TSI for the year ended December 31, 1996, which statements reflect total assets of $5.3 million as of December 31, 1996, and total revenues of $24.0 million for the year ended December 31, 1996. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, in so far as it relates to the amounts included for TSI for 1996, is based solely on the report of such other auditors.

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

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at January 31, 1998 and 1997, and the results of its operations and its cash flows for the fiscal years then ended in conformity with generally accepted accounting principles.

Other auditors previously audited and reported on the consolidated statements of operations, stockholders' equity, and cash flows of dELIA*s Inc. for the fiscal year ended January 31, 1996, prior to their restatement for the December 1997 pooling of interests, and their report dated April 14, 1996 (December 18, 1996 with respect to the share issuance in Note 1) expressed an unqualified opinion on those statements. The financial statements of TSI for the year ended December 31, 1995 were audited by other auditors, whose report dated March 18, 1998 expressed an unqualified opinion. We audited the combination of the accompanying consolidated statements of income, changes in stockholders' equity, and cash flows for the fiscal year ended January 31, 1996, after restatement for the December 1997 pooling of interests; in our opinion, such consolidated statements have been properly combined on the basis described in Note 3 to the consolidated financial statements.


Deloitte & Touche LLP


March 20, 1998
New York, New York

                         INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of dELiA*s Inc.
New York, New York

We previously audited the statements of operations, stockholders' equity and cash flows (not presented herein) of dELiA*s Inc. for the year ended January 31, 1996, prior to their restatement for the December 1997 pooling-of-interests. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements enumerated above (not presented herein) present fairly, in all material respects, the results of operations and cash flows of dELiA*s Inc. for the year ended January 31, 1996, prior to the restatement for the December 1997 pooling-of-interests, in conformity with generally accepted accounting principles.


Richard A. Eisner & Company, LLP


New York, New York
August 14, 1996

With respect to the share issuance in Note 1
December 18, 1996

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of TSI Soccer Corporation
Durham, North Carolina

We have audited the balance sheets of TSI Soccer Corporation as of December 31, 1996 and 1995 and the related statements of operations, stockholders' equity and cash flows for the years then ended (not separately included herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TSI Soccer Corporation at December 31, 1996 and 1995 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


High Point, North Carolina
March 18, 1998                                                   BDO Seidman,
                                                                 LLP
           dELiA*s INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
                           JANUARY 31, 1997 AND 1998
               (In Thousands, Except Shares and per Share Data)



                                                                                 1997          1998
                                                                              ----------   -----------
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents ................................................    $21,717       $ 4,485
 Short-term investments ...................................................         --        37,075
 Merchandise inventories ..................................................      7,005        11,233
 Prepaid expenses and other current assets ................................      1,030         4,020
 Deferred income taxes ....................................................        586         1,100
                                                                               -------       -------
  Total current assets ....................................................     30,338        57,913
                                                                               -------       -------
PROPERTY AND EQUIPMENT--Net ...............................................      2,211         6,222
OTHER ASSETS ..............................................................        111           437
                                                                               -------       -------
TOTAL ASSETS ..............................................................    $32,660       $64,572
                                                                               =======       =======
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Note payable--bank .......................................................    $   503       $    --
 Bank overdrafts ..........................................................        521         5,002
 Accounts payable .........................................................      6,484         6,695
 Accrued expenses and other current liabilities ...........................      2,199         5,157
 Sales return allowance ...................................................        517           601
 Liabilities due to customers .............................................        618         1,206
 Current maturities of long-term debt .....................................        160            55
 Current maturities of obligations under capital leases ...................         44            50
 Income taxes payable .....................................................        193         1,188
                                                                               -------       -------
  Total current liabilities ...............................................     11,239        19,954
                                                                               -------       -------
DEFERRED CREDITS ..........................................................         14           310
LONG-TERM DEBT ............................................................        293            30
OBLIGATIONS UNDER CAPITAL LEASES ..........................................         90           134
COMMITMENTS AND CONTINGENCIES (Note 16)
STOCKHOLDERS' EQUITY
 Preferred stock, par value $.01 per share; Authorized--1,000,000 shares;
   Shares issued and outstanding--none ....................................         --            --
 Common stock, par value $.01 per share; Authorized--50,000,000 shares;
   Issued and outstanding--12,315,127 and 13,318,914 shares, at January 31,
   1997 and 1998, respectively ............................................        124           133
 Note receivable from stockholder .........................................        (50)           --
 Deferred compensation ....................................................       (147)          (50)
 Additional paid-in capital ...............................................     20,886        40,571
 Retained earnings ........................................................        211         3,490
                                                                               -------       -------
  Total stockholders' equity ..............................................     21,024        44,144
                                                                               -------       -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ................................    $32,660       $64,572
                                                                               =======       =======



                See notes to consolidated financial statements.

      dELiA*s INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS
               FISCAL YEARS ENDED JANUARY 31, 1996, 1997 AND 1998
                     (In Thousands, Except per Share Data)



                                                                               Fiscal Year Ended January 31,
                                                                         ------------------------------------------
                                                                              1996          1997           1998
                                                                         -------------   ----------   -------------
NET SALES ............................................................     $23,391        $54,224       $ 113,049
COST OF SALES ........................................................      13,652         28,291          57,811
                                                                            -------       -------       ---------
GROSS PROFIT .........................................................       9,739         25,933          55,238
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES .........................       9,720         22,194          47,943
MERGER RELATED COSTS (Note 3) ........................................          --             --           1,614
INTEREST INCOME/(EXPENSE), NET .......................................         (56)           103           1,201
                                                                            -------       -------       ---------
INCOME /(LOSS) BEFORE PROVISION FOR INCOME TAXES .....................         (37)         3,842           6,882
PROVISION (BENEFIT) FOR INCOME TAXES .................................          (5)          (351)          2,456
                                                                            ---------     -------       ---------
NET INCOME/(LOSS) ....................................................     $   (32)       $ 4,193       $   4,426
                                                                            ========      =======       =========
BASIC AND DILUTED NET INCOME/(LOSS) PER SHARE ........................     $  0.00        $  0.40       $    0.34
                                                                            ========      =======       =========
PRO FORMA INCOME DATA (UNAUDITED) ....................................
 Income/(loss) before provision for income taxes as reported .........     $   (37)       $ 3,842
 Pro forma provision/(benefit) for income taxes ......................         (15)         1,585
                                                                            --------      -------
 Pro forma net income/(loss) .........................................     $   (22)       $ 2,257
                                                                            ========      =======
 Pro forma basic and diluted net income/(loss) per share .............     $  0.00        $  0.22
                                                                            ========      =======



                See notes to consolidated financial statements.

 dELiA*s INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               FISCAL YEARS ENDED JANUARY 31, 1996, 1997 AND 1998
                       (In Thousands, Except Share Data)


                                              Common Stock
                                        ------------------------
                                                                        Note
                                          Number of                  Receivable
                                            Shares      Amount    from Stockholder
                                        ------------- ---------- ------------------
BALANCE, JANUARY 31, 1995 .............   8,455,896      $85           $   --
Issuance of common stock ..............     998,666       10               --
Net (loss) ............................          --       --               --
                                          ---------      ---           ------
BALANCE, JANUARY 31, 1996 .............   9,454,562       95               --
Issuance of common stock ..............     808,065        8              (50)
LLC Distribution (Note 1) .............          --       --               --
Net proceeds from issuance of
 common stock in initial public
 offering (Note 1) ....................   2,052,500       21               --
Deferred compensation expense
 (Note 11) ............................          --       --               --
Net income ............................          --       --               --
                                          ---------      ---           ------
BALANCE, JANUARY 31, 1997 .............  12,315,127      124              (50)
Cancellation of common stock ..........     (49,523)      (1)            --
Net proceeds from issuance of
 common stock in public offering          1,000,000       10               --
Issuance of common stock
 (Note 11) ............................      35,300       --               --
Payment of note receivable from
 stockholder (Note 15) ................          --       --               50
Issuance of common stock in
 connection with acquisition
 (Note 4) .............................       5,000       --               --
Exercise of stock options .............       2,250       --               --
Issuance of common stock in
 satisfaction of Stock Appreciation
 Rights (Note 3) ......................      10,760       --               --
Deferred compensation expense
 (Note 11) ............................          --       --               --
Net income ............................          --       --               --
Adjustment to conform fiscal year
 of pooled company (Note 3) ...........          --       --               --
                                         ----------     -----          ------
BALANCE, JANUARY 31, 1998 .............  13,318,914     $133           $   --
                                         ==========     =====          ======



                                                         Additional    Retained       Total
                                           Deferred       Paid-In     Earnings/   Stockholders'
                                         Compensation     Capital     (Deficit)      Equity
                                        -------------- ------------- ----------- --------------
BALANCE, JANUARY 31, 1995 .............     $   --        $1,130      $    (367)    $    848
Issuance of common stock ..............         --            90             --          100
Net (loss) ............................         --            --            (32)         (32)
                                            ------       --------     ---------     --------
BALANCE, JANUARY 31, 1996 .............         --         1,220           (399)         916
Issuance of common stock ..............       (217)          259             --           --
LLC Distribution (Note 1) .............         --          (417)        (3,583)      (4,000)
Net proceeds from issuance of
 common stock in initial public
 offering (Note 1) ....................         --        19,824             --       19,845
Deferred compensation expense
 (Note 11) ............................         70            --             --           70
Net income ............................         --            --          4,193        4,193
                                            ------       --------     ---------     --------
BALANCE, JANUARY 31, 1997 .............       (147)       20,886            211       21,024
Cancellation of common stock ..........          5            (4)          --           --
Net proceeds from issuance of
 common stock in public offering                --        19,415             --       19,425
Issuance of common stock
 (Note 11) ............................         --           638             --          638
Payment of note receivable from
 stockholder (Note 15) ................         --            --             --           50
Issuance of common stock in
 connection with acquisition
 (Note 4) .............................         --          (108)            --         (108)
Exercise of stock options .............         --           (23)            --          (23)
Issuance of common stock in
 satisfaction of Stock Appreciation
 Rights (Note 3) ......................         --          (233)            --         (233)
Deferred compensation expense
 (Note 11) ............................         92            --             --           92
Net income ............................         --            --          4,426        4,426
Adjustment to conform fiscal year
 of pooled company (Note 3) ...........         --            --         (1,147)      (1,147)
                                            ------       --------     ---------     --------
BALANCE, JANUARY 31, 1998 .............     $  (50)      $40,571      $   3,490     $ 44,144
                                            ======       ========     =========     ========


                See notes to consolidated financial statements.

      dELiA*s INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED JANUARY 31, 1996, 1997 AND 1998
                     (In Thousands, Except per Share Data)


                                                                                  Fiscal Year Ended January 31,
                                                                             ----------------------------------------
                                                                                 1996           1997          1998
                                                                             ------------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss) .......................................................      $ (32)       $  4,193      $   4,426
 Adjustment to conform fiscal year of pooled company .....................         --              --         (1,147)
 Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization ..........................................        152             288            857
  Loss on disposition of fixed assets ....................................          2              --             85
  Amortization of investments ............................................         --              --            204
  Sales return allowance .................................................         90             347             84
  Compensation expense related to issuance of Restricted Stock ...........         --              70             92
  Compensation expense related to Stock Appreciation Rights ..............         --              --            233
  Decrease in notes receivable from stockholder ..........................         --              --             50
 Changes in operating assets and liabilities:
  Merchandise inventories ................................................       (749)         (4,827)        (4,228)
  Prepaid expenses and other current assets ..............................       (359)           (449)        (2,990)
  Deferred income taxes ..................................................         (9)           (577)          (514)
  Other assets ...........................................................        (78)            (32)          (130)
  Accounts payable and bank overdrafts ...................................      1,578           4,763          4,692
  Accrued expenses and other current liabilities .........................        102           1,800          2,958
  Liabilities due to customers ...........................................         76             542            588
  Income taxes payable ...................................................          5             131            995
  Deferred credits .......................................................         --              14            296
                                                                                -------      --------      ---------
Net cash provided by operating activities ................................        778           6,263          6,551
                                                                                -------      --------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures ....................................................       (467)         (1,551)        (4,839)
 Purchase of investment securities:
  Held-to-maturity .......................................................         --              --        (62,782)
  Available-for-sale .....................................................         --              --        (49,501)
 Proceeds from maturity of held-to maturity investment securities ........         --              --         32,555
 Proceeds from sale of available-for-sale investment securities ..........         --              --         42,450
 Acquisition of businesses ...............................................         --              --           (843)
                                                                                -------      --------      ---------
Net cash used in investing activities ....................................       (467)         (1,551)       (42,960)
                                                                                -------      --------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net proceeds from issuance of common stock ..............................        100          19,845         20,063
 Exercise of stock options ...............................................         --              --             23
 Payments for dividends ..................................................         --          (4,000)            --
 Net borrowings (repayments) under line of credit agreement ..............       (151)            503           (503)
 Proceeds from issuance of long-term debt ................................         --              68             --
 Principal payments on long-term debt ....................................       (142)           (114)          (368)
 Principal payments on capital lease obligations .........................        (27)            (23)           (38)
                                                                                -------      --------      ---------
 Net cash (used in) provided by financing activities .....................       (220)         16,279         19,177
                                                                                -------      --------      ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .........................         91          20,991        (17,232)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ...........................        635             726         21,717
                                                                                -------      --------      ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD .................................      $ 726        $ 21,717      $   4,485
                                                                                -------      --------      ---------
SUPPLEMENTARY CASH FLOWS INFORMATION:
 Income taxes paid .......................................................      $  --        $     96      $   1,738
                                                                                =======      ========      =========
 Interest paid ...........................................................      $  80        $    119      $     255
                                                                                =======      ========      =========

                See notes to consolidated financial statements.

                         dELiA*s INC. AND SUBSIDIARIES


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED JANUARY 31, 1996, 1997 AND 1998

1. BUSINESS AND BASIS OF PRESENTATION
     dELiA*s Inc. (together with its consolidated subsidiaries, the "Company" or "dlnc") is a leading direct marketer of casual apparel and related accessories to girls and young women primarily between the ages of 10 and 24 (an age group known as "Generation Y") and, as a result of a recent acquisition (see Note 3) of soccer merchandise to Generation Y boys and girls. Through its dELiA*s catalog, the Company offers a broad selection of recognized and emerging brands of teen apparel and accessories, complemented by the Company's own branded products. Through its TSI Soccer catalog and its 13 TSI Soccer retail stores, the Company offers a wide range of soccer shoes, apparel and equipment to young soccer enthusiasts. The Company maintains a corporate headquarters, telemarketing and customer service group in New York, New York and operates a fulfillment facility for processing merchandise in Hanover, Pennsylvania and, in the fourth quarter of fiscal 1997, opened a dELiA*s retail store in Reading, Pennsylvania.

     The Company is subject to seasonal fluctuations in its merchandise sales and results of operations. The Company expects its sales operating results generally to be lower in the first and second quarters than in the third and fourth quarters (which include the back-to-school and holiday seasons) of each fiscal year.

     The Company is a successor to a business originally founded in September 1993. In 1995, the successor business began to operate as a New York limited liability company under the name dELiA*s LLC ("dLLC"). As a limited liability company, dLLC was treated for income tax purposes as a partnership with taxes on the income generated by dLLC paid by its members. In October 1996, dInc was incorporated in Delaware. Prior to the completion of the Company's initial public offering of Common Stock of dInc (the "IPO"), dLLC and dInc engaged in a reorganization transaction (the "1996 Reorganization") pursuant to which dLLC contributed its assets to dInc and dInc assumed, and agreed to pay, perform and discharge, all liabilities of dLLC (except for income tax liabilities). In connection with the 1996 Reorganization, dInc issued 10,000,000 shares of Common Stock to dLLC, of which 704,474 shares are restricted under the Company's Restricted Stock Plan. See Note 17. The 1996 Reorganization also resulted in the distribution to existing members of dLLC of $4,000,000 and the shares of Common Stock of dInc in accordance with the dLLC operating agreement (the "LLC Distribution"). The accompanying financial statements and footnotes are presented to reflect the 1996 Reorganization as described above, which was accounted for on a basis similar to a pooling of interests.

     In December 1996, the Company completed the IPO, and sold 2,052,500 shares of Common Stock at a public offering price of $11.00 per share. The Company received net proceeds of $19.8 million. In June 1997, the Company completed a public offering of 1,000,000 shares of Common Stock at a public offering price of $21.00 per share (the "1997 Offering"). The Company received net proceeds of $19.4 million.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
   a. Fiscal Year--The Company's fiscal year ends on January 31. The consolidated financial statements have been retroactively restated to include the financial statements of TSI Soccer Corporation ("TSI") for all periods prior to the consummation of the acquisition discussed in Note 3.

   b. Principles of Consolidation--The consolidated financial statements include the accounts of dInc and subsidiaries, all of which are wholly-owned. All significant intercompany balances and transactions have been eliminated in consolidation.

   c. Cash Equivalents--The Company considers all highly liquid investments, with maturities of 90 days or less when purchased, to be cash equivalents. Cash equivalents are stated at cost, which approximates market value.

   d. Investments--The Company's short-term and long-term investments consist of equity securities, debt securities, principally instruments of the U.S. Government and its agencies, of municipalities, and of short-term mutual municipal and corporate bond funds.

                         dELiA*s INC. AND SUBSIDIARIES

                  YEARS ENDED JANUARY 31, 1996, 1997 AND 1998
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES --Continued

        Securities that may be sold as part of the Company's asset management strategy, in response to or in anticipation of changes in interest rates, or for other similar factors, are classified as available for sale and carried at fair value. Unrealized holding gains and losses on such securities are reported net of related taxes, if any, as a separate component of stockholders' equity. Securities that the Company has the ability and positive intent to hold to maturity are classified as held to maturity and carried at amortized cost. There are no trading account securities. Realized gains and losses on sales of securities are reported in earnings and computed using the specific identification cost basis.

   e. Merchandise Inventories--Merchandise inventories, which are all finished goods, are stated at the lower of cost (determined on a first-in, first-out basis) or market value.

   f. Catalog Costs--Catalogs costs, which primarily consist of catalog production and mailing costs, are capitalized and amortized over the expected future revenue stream, which is principally from three to five months from the date catalogs are mailed. The Company accounts for catalog costs in accordance with AICPA Statements of Position ("SOP") 93-7, "Reporting on Advertising Costs." SOP 93-7 requires that the amortization of capitalized advertising costs should be the amount computed using the ratio that current period revenues for the catalog cost pool bear to the total current and estimated future period revenues for that catalog cost pool. Deferred catalog costs as of January 31, 1997 and 1998 were $532,000 and $3,226,000, respectively. Catalog costs, which are reflected in selling, general and administrative expenses, for the fiscal years ending January 31, 1996, 1997 and 1998 were $4,368,000, $8,171,000 and
      $22,637,000, respectively.

   g. Property and Equipment--Property and equipment are stated at cost. Furniture, fixtures and equipment are depreciated by the straight-line method over the estimated useful lives of the respective assets, ranging from 5 to 10 years. Leasehold improvements are amortized ratably over the lesser of the remaining lease term or useful life of the improvement. See
      Note 7.

   h. Other Assets--Other assets include goodwill which is amortized on a straight-line basis over 10 years and costs related to trademarks and licenses of the Company, which are being amortized on a straight-line basis over 20 years.

   i. Income Taxes--Prior to the IPO, the Company was a limited liability company ("LLC") and each member's respective portion of dLLC's taxable income or loss was reportable on such members' own federal and state tax returns. As discussed in Note 1, the Company has effected the 1996 Reorganization that changed the income tax status of the Company to a taxable C corporation. Subsequent to the 1996 Reorganization, deferred income tax assets and liabilities were recorded in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." See Note 10.

   j. Deferred Credits--Deferred credits represent deferred rent that results from the accounting for rent expense on a straight-line basis over the lease term for leases with scheduled rent increases.

   k. Revenue Recognition--Mail-order revenue is recognized when merchandise is shipped to customers. Retail sales are recognized at the point of sale. The Company accrues a sales return allowance in accordance with its return policy for estimated returns of merchandise subsequent to the balance sheet date that relate to sales prior to the balance sheet date. At January 31, 1997 and 1998, sales return allowances were $517,000 and $601,000, respectively.

   l. Use of Estimates in the Preparation of Financial Statements--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                         dELiA*s INC. AND SUBSIDIARIES

                  YEARS ENDED JANUARY 31, 1996, 1997 AND 1998
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES --Continued

   m. Recent Accounting Pronouncements--In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 129, "Disclosure of Information About Capital Structure," which is effective for periods ending after December 15, 1997. SFAS No. 129 establishes standards for disclosing information about an entity's capital structure by superseding and consolidating previously issued accounting standards. The financial statements of the Company are prepared in accordance with the requirements of SFAS No. 129.

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

        In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" which is effective for fiscal years beginning after December 15, 1997. SFAS No. 132 revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. This statement standardizes the disclosure requirements for pension and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures. The Company has determined that the adoption of this new standard will not have a material effect on the company's disclosure for all periods presented.


3. ACQUISITION OF TSI SOCCER CORPORATION
     On December 10, 1997, the Company acquired TSI. Pursuant to an Agreement and Plan of Merger, a wholly-owned subsidiary of the Company was merged with and into TSI (the "TSI Merger"). As of result of the TSI Merger, TSI became a wholly-owned subsidiary of the Company. In connection with the TSI Merger, the Company issued an aggregate of 308,687 shares of common stock, par value $.01 per share, including 297,927 shares to certain stockholders of TSI, and 10,760 shares of common stock to employees of TSI pursuant to a "change of control" provision in TSI's stock appreciation rights plan. The Company also made cash payments of approximately $730,000 to former stockholders of TSI who exercised statutory dissenters rights. The TSI Merger was structured as a tax-free exchange and the Company has accounted for the TSI Merger as a pooling-of-interests. As such, prior financial statements and information have been restated to include TSI, as if the companies had been combined for all periods presented.

      Prior to the acquisition, TSI prepared its financial statements with a fiscal year ending December 31. In 1997 the combined companies reported on the basis of dInc's fiscal year, which ends on January 31. Accordingly, the Consolidated Statement of Operations for the fiscal year ended January 31, 1998 includes the results of TSI for the year ended December 31, 1997. As a result, TSI's operations for the one-month period ended January 31, 1998 are not reflected in the Consolidated Statements of Operations for the fiscal year ended January 31, 1998. TSI's operating results for the one-month period ended January 31, 1998, comprising total revenues and a net loss of approximately $986,000 and $1,147,000, respectively, are reflected as an adjustment to retained earnings. The results for this one-month period reflect no unusual items and the seasonal nature of the business.

                         dELiA*s INC. AND SUBSIDIARIES

                  YEARS ENDED JANUARY 31, 1996, 1997 AND 1998
3. ACQUISITION OF TSI SOCCER CORPORATION --Continued

     Merger related costs totaling $1.6 million included professional fees, costs related to the consolidation of distribution facilities including a provision for lease termination and the writeoff of property and equipment, and cancellation of contracts.

     The table below sets forth the unaudited separate and combined results of dInc and TSI for the fiscal year ended January 31, 1998.


                      Fiscal Year Ended
                      January 31, 1998
                     ------------------
                         (unaudited)
   Total Revenues
   dlnc ............    $ 86,610,000
   TSI .............      26,439,000
                        ------------
   Total ...........    $113,049,000
                        ============
   Net Income (Loss)
   dlnc ............    $  5,861,000
   TSI .............      (1,435,000)
                        ------------
   Total ...........    $  4,426,000
                        ============

4. ACQUISITION OF gURL, INTERACTIVE INC.
     On December 17, 1997, a wholly-owned subsidiary of the Company acquired the net assets of gURL, Interactive Inc. ("GURL"), an interactive entertainment Web site for girls, for 5,000 shares of common stock and cash. The acquisition was accounted for by the purchase method and the results of the operations of the acquired business have been included in the consolidated financial statements since the date of acquisition. The excess of the purchase price over the fair values of the net assets acquired was approximately $208,000 and has been recorded as goodwill, and is being amortized on the straight-line basis over 10 years. On the basis of a pro forma consolidation of the results of operations as if the acquisition had taken place at the beginning of fiscal 1996, consolidated net revenues, income and earnings per share would not have been materially different from the reported amounts for fiscal 1996, 1997 and 1998. As part of the acquisition of gURL, the former shareholders were granted the right to receive an aggregate of 10,000 additional shares of common stock on December 17, 1998 and 1999, subject to the satisfaction of certain performance targets for the gURL Web site, which will be recorded as additional goodwill.


5. INVESTMENTS

Available for Sale Securities
     The amortized cost and estimated fair values of available for sale securities at January 31, 1998 are as follows:


                                                             Gross             Gross         Estimated
                                                         Unrealization     Unrealization        Fair
                                             Cost            Gains             Losses          Value
                                         ------------   ---------------   ---------------   -----------
 Mutual funds investing in municipal     $7,051,000           $--               $--         $7,051,000
 obligations .........................   ------------   ---------------   ---------------   -----------
                                         $7,051,000           $--               $--         $7,051,000
 Total Equity Securities .............   ------------   ---------------   ---------------   -----------

     For the year ended January 31, 1998, the Company had no gross realized gains or losses on the sale of available for sale securities.

                         dELiA*s INC. AND SUBSIDIARIES

                  YEARS ENDED JANUARY 31, 1996, 1997 AND 1998
5. INVESTMENTS --Continued

Held to Maturity Securities
     The amortized cost and estimated fair values of held to maturity securities at January 31, 1998 are as follows:

                                                        Gross             Gross          Estimated
                                                    Unrealization     Unrealization        Fair
                                        Cost            Gains             Losses           Value
                                   -------------   ---------------   ---------------   ------------
                                   $30,024,000         $57,000             $--         $30,081,000
 Municipal Bonds ...............   -------------   ---------------   ---------------   ------------
                                   $30,024,000         $57,000             $--         $30,081,000
 Total Debt Securities .........   -------------   ---------------   ---------------   ------------

     The amortized cost and estimated fair value of debt securities at January 31, 1998, by contractual maturity, are as follows:

                                          Estimated
                                             Cost          Fair Value
                                        --------------   --------------
    Due in one year or less .........    $30,024,000      $30,081,000
                                         ===========      ===========

6. PREPAID EXPENSE AND OTHER CURRENT ASSETS Prepaid expenses and other current assets consisted of:

                                       January 31,     January 31,
                                           1997           1998
                                      -------------   ------------
   Deferred catalog costs .........    $  532,000     $3,226,000
   Other ..........................       498,000        794,000
                                       ----------     ----------
   Total ..........................    $1,030,000     $4,020,000
                                       ==========     ==========

7. PROPERTY AND EQUIPMENT
     Major classes of property and equipment are as follows:

                                                                  Estimated       January 31,     January 31,
                                                                 Useful Lives         1997           1998
                                                               ---------------   -------------   ------------
    Furniture, fixtures and equipment ......................     5-10 years       $2,137,000     $5,444,000
    Leasehold improvements .................................   Term of lease         482,000      1,842,000
                                                                                  ----------     ----------
    Total--at cost .........................................                       2,619,000      7,286,000
    Less accumulated depreciation and amortization .........                         408,000      1,064,000
                                                                                  ----------     ----------
    Total property and equipment--net ......................                      $2,211,000     $6,222,000
                                                                                  ==========     ==========

8. CREDIT AND FINANCING AGREEMENTS
     At January 31, 1998, the Company had a line of credit agreement with a bank providing for short-term loans of up to $5.0 million subject to bank approval. Borrowings under the agreement are secured by all assets of the Company except for merchandise inventories and bear interest at the prime rate plus two percent (10.5 percent at January 31, 1998). There were no funds borrowed under the agreement during the fiscal years ended January 31, 1996, 1997, and 1998. The line expires on July 31, 1998.

     At January 31, 1997, the Company had a line of credit agreement with a bank providing borrowings up to $1.2 million subject to bank approval. At January 31, 1997, outstanding borrowings under this agreement were $503,000. There were no funds borrowed under this agreement as of January 31, 1998.





     Outstanding letters of credit established to facilitate international merchandise purchases at January 31, 1998 were $1,633,000.

                         dELiA*s INC. AND SUBSIDIARIES

                  YEARS ENDED JANUARY 31, 1996, 1997 AND 1998

9. LONG-TERM DEBT
     Long-term debt consists of the following:

                                                                         January 31,     January 31,
                                                                             1997           1998
                                                                        -------------   ------------
   Installment notes payable, $5,057 per month, including interest at
    9.9% through November, 1999, collateralized by vehicles .........      $102,000        $85,000
   Note to bank, payable $5,555 per month, plus interest at the prime rate plus 1.25% through October, 1999, collateralized by
    substantially all the assets of the Company .....................       189,000             --
   Subordinated unsecured notes payable to stockholders, $13,500 per
    quarter, plus interest at 10% through December, 1999 ............       162,000             --
                                                                           --------        -------
                                                                            453,000         85,000
   Less current maturities ..........................................       160,000         55,000
                                                                           --------        -------
   Total long-term debt .............................................      $293,000        $30,000
                                                                           ========        =======

     Scheduled maturities of the Company's long-term debt for the next two years are as follows:

   1998--$55,000; and 1999--$30,000.


10. INCOME TAXES
     The provision for income taxes is comprised of the following:


                                        Fiscal Year 1995   Fiscal Year 1996   Fiscal Year 1997
                                              Ended              Ended             Ended
                                        January 31, 1996   January 31, 1997   January 31, 1998
                                       ------------------ ------------------ -----------------
   Federal:
    Current ..........................      $  1,000          $   14,000        $2,262,000
    Deferred .........................        (7,000)           (478,000)         (498,000)
                                            --------          ----------        ----------
     Total federal ...................        (6,000)           (464,000)        1,764,000
   State and local:
    Current ..........................         3,000             212,000           694,000
    Deferred .........................        (2,000)            (99,000)           (2,000)
                                            --------          ----------        ----------
     Total state and local ...........         1,000             113,000           692,000
                                            --------          ----------        ----------
   Total provision (benefit) .........      $ (5,000)         $ (351,000)       $2,456,000
                                            ========          ==========        ==========

     Effective September 9, 1993 (date of inception), the Company's predecessor, dELiA*s Ltd., elected S corporation status under applicable provisions of the Internal Revenue Code. In 1995, dELiA*s Ltd. was succeeded by dLLC and was treated as a partnership for income tax purposes. As such, dELiA*s Ltd. and dLLC paid no federal income taxes as all taxable income was taxed directly at the shareholder and membership level. In 1996, the Company effected the 1996 reorganization that changed the income tax status of the Company to a taxable C corporation. As discussed in Note 3, in December 1997, the Company acquired TSI, a C corporation.

                         dELiA*s INC. AND SUBSIDIARIES

                  YEARS ENDED JANUARY 31, 1996, 1997 AND 1998
10. INCOME TAXES --Continued

     The effective income tax rates differed from the federal statutory income tax rates as follows:


                                                           Fiscal Year 1995   Fiscal Year 1996   Fiscal Year 1997
                                                                 Ended              Ended             Ended
                                                           January 31, 1996   January 31, 1997   January 31, 1998
                                                          ------------------ ------------------ -----------------
   Federal taxes at statutory rates .....................     $ (13,000)        $  1,306,000       $2,340,000
   State and local taxes net of federal benefit .........            --              273,000          451,000
   Effect of S Corporation and LLC ......................       (12,000)          (1,923,000)              --
   Tax-exempt interest income ...........................            --                   --         (346,000)
   Other ................................................        20,000               (7,000)           5,000
                                                              ---------         ------------       ----------
                                                              $  (5,000)        $   (351,000)      $2,456,000
                                                              =========         ============       ==========

     The tax effect of temporary differences and carryforwards which give rise to deferred tax assets and liabilities are:


                                                     January 31, 1997     January 31, 1998
                                                    ------------------   -----------------
   Deferred tax assets:
    Inventory reserves ..........................       $  211,000         $    790,000
    Sales return allowance ......................          189,000              238,000
    Deferred compensation expense ...............           33,000               68,000
    Uniform capitalization--inventories .........           65,000              258,000
    Net operating loss ..........................          227,000              328,000
    Reserves and accruals .......................               --              425,000
    Other .......................................           22,000              204,000
                                                        ----------         ------------
     Total deferred tax assets ..................          747,000            2,311,000
                                                        ----------         ------------
   Deferred tax liabilities:
    Catalog costs ...............................         (111,000)          (1,211,000)
    Property and equipment ......................          (50,000)                  --
                                                        ----------         ------------
     Total deferred tax liabilities .............         (161,000)          (1,211,000)
                                                        ----------         ------------
     Net deferred tax asset .....................       $  586,000         $  1,100,000
                                                        ==========         ============

     The Company has a net operating loss carryover ("NOL") of approximately $800,000 at January 31, 1998 representing the separate company loss of TSI existing at the date of acquisition. Although this NOL is subject to limitations under provisions of the Internal Revenue Code, the Company expects to fully utilize this NOL in future periods. The NOL expires in 2012.


Pro Forma Provision for Income Taxes (Unaudited)
     The unaudited pro forma provision for income taxes represents estimated income taxes that would have been reported had the Company filed its tax returns as a taxable C corporation which reflects the 1996 Reorganization described in
Note 1 for all periods presented and which reflects the provision/benefit for income taxes assuming the TSI merger was consummated on February 1, 1995, the beginning of the earliest period presented. A proforma provision for fiscal year 1997 is not presented as both dInc and TSI were taxable C Corporations for the entire year.

                         dELiA*s INC. AND SUBSIDIARIES

                  YEARS ENDED JANUARY 31, 1996, 1997 AND 1998
10. INCOME TAXES --Continued

     The pro forma provision for income taxes is comprised of the following:


                                            Fiscal Year 1995     Fiscal Year 1996
                                                  Ended               Ended
                                            January 31, 1996     January 31, 1997
                                           ------------------   -----------------
   Federal:
    Current ............................       $ (23,000)          $1,308,000
    Deferred ...........................          10,000             (176,000)
                                               ---------           ----------
     Total federal .....................         (13,000)           1,132,000
   State and local:
    Current ............................          (4,000)             491,000
    Deferred ...........................           2,000              (38,000)
                                               ---------           ----------
     Total state and local .............          (2,000)             453,000
                                               ---------           ----------
     Total provision (benefit) .........       $ (15,000)          $1,585,000
                                               =========           ==========

11. STOCKHOLDERS' EQUITY
     Effective upon the 1996 Reorganization, as described in Note 1, the Company has authorized 1,000,000 shares of preferred stock, $.01 par value per share, no shares issued or outstanding; 50,000,000 shares of common stock, $.01 par value per share, 12,315,127 and 13,318,914 shares issued and outstanding at January 31, 1997 and 1998, respectively.

     Prior to January 31, 1996, dLLC issued Class A Membership Interests for capital contributions of $1,300,000, which upon the 1996 Reorganization converted into 9,191,935 shares of Common Stock. During the fiscal year ended January 31, 1997, the Company issued Class C Membership Interests for capital contributions of $50,000, which upon the 1996 Reorganization converted into 103,591 shares of Common Stock.

     During the fiscal year ended January 31, 1997, Class B restricted membership interests were granted to certain employees at no cost to these employees. The cost of restricted membership interests, based upon the interests' fair market value at the award date in the amount of $217,000, was credited to stockholders' equity and is being subsequently amortized against earnings over the vesting period of 30 months. Deferred compensation expense recognized during the fiscal years ended January 31, 1997 and 1998 was $70,000 and $92,000, respectively. Upon the 1996 Reorganization, the Class B restricted membership interests converted into 704,474 shares of restricted common stock. See Note 17 and Note 19.

     During the fiscal year ended January 31, 1998, TSI issued 134,409 additional shares of TSI common stock at $4.75 per share. Of the 134,409 shares issued, $113,400 of the subordinated unsecured notes payable to TSI stockholders were repaid through the issuance of 23,834 shares of common stock of TSI. Net proceeds from the sale of the balance of 110,575 shares at $4.75 per share were used principally to fund working capital. The 134,409 shares of TSI common stock were exchanged for 35,300 shares of dInc's common stock in the TSI Merger. (See
Note 3).

                         dELiA*s INC. AND SUBSIDIARIES

                  YEARS ENDED JANUARY 31, 1996, 1997 AND 1998

12. EARNINGS PER SHARE
     The following table sets forth the computation of basic and diluted earnings per share for the years ended January 31, 1996, 1997 and 1998:


                                                              January 31,      January 31,       January 31,
                                                                  1996             1997              1998
                                                             -------------   ---------------   ---------------
   Number of shares on which basic earnings per share is
    calculated:
    Average outstanding during the period ................   10,263,000         10,477,000        12,941,000
    Add: Incremental shares under stock incentive plan
     and stock option agreements .........................          --              22,000           142,000
                                                             ----------         ----------        ----------
   Number of shares on which diluted earnings per share is
    calculated ...........................................   10,263,000         10,499,000        13,083,000
                                                             ==========         ==========        ==========
   Net income (loss) .....................................   $ (32,000)       $  4,193,000      $  4,426,000
                                                             ==========       ============      ============
   Basic and diluted income per share ....................   $    0.00        $       0.40      $       0.34
                                                             ==========       ============      ============

     Stock options to purchase 0, 0, and 7,000 shares for the fiscal years ended January 31, 1996, 1997 and 1998, respectively, were outstanding but not included in the computation of diluted earnings per share because the option's exercise price was greater than the average market price of the common stock and therefore the effect would be antidilutive.


13. INTEREST INCOME--NET
     Interest income--net consists of the following:


                                             Fiscal Year 1995   Fiscal Year 1996   Fiscal Year 1997
                                                   Ended              Ended             Ended
                                             January 31, 1996   January 31, 1997   January 31, 1998
                                            ------------------ ------------------ -----------------
   Interest income ........................     $  25,000          $ 176,000         $1,392,000
   Interest expense .......................       (81,000)           (73,000)          (191,000)
                                                ---------          ---------         ----------
   Interest income (expense)--net .........     $ (56,000)         $ 103,000         $1,201,000
                                                =========          =========         ==========

14. FAIR VALUE OF FINANCIAL INSTRUMENTS
     The following disclosure about the fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, "Disclosures About Fair Value of Financial Instruments". The carrying value amounts reported in the balance sheets for cash and cash equivalents, receivables, accounts payable and long-term debt approximate fair values. The fair values of current and noncurrent investments were estimated based on quotes obtained from brokers for those instruments (see Note 5). The carrying amounts and fair values of the Company's investments at January 31, 1998 are as follows:


                                        January 31, 1998
                                 -------------------------------
                                    Carrying           Fair
                                      Value            Value
                                 --------------   --------------
   Debt Securities ...........    $30,024,000      $30,081,000
   Equity Securities .........      7,051,000        7,051,000

                         dELiA*s INC. AND SUBSIDIARIES

                  YEARS ENDED JANUARY 31, 1996, 1997 AND 1998

15. RELATED PARTY TRANSACTIONS
     Receivables from related parties as of January 31, 1997 included (i) non-interest-bearing loans receivable from two stockholder/executives for an aggregate of $61,000, included in prepaid expenses and other current assets, which related to such certain stockholders' personal income taxes attributable to income of the Company as a limited liability company and (ii) a non-interest bearing loan receivable from a third stockholder/executive of the Company in the amount of $50,000 related to the executive's capital contribution. These receivables were repaid during the fiscal year ended January 31, 1998.

     Payables to related parties as of January 31, 1997 included unsecured subordinated notes payable to stockholders in the amount of $162,000. These notes were repaid during the fiscal year ended January 31, 1998. See Note 11.


16. COMMITMENTS AND CONTINGENCIES
     a. Leases

     As of January 31, 1998, the Company was obligated under various long-term operating leases for office, warehouse and distribution, and retail space, and equipment requiring minimum annual rentals. These operating leases expire on varying dates to 2008. At January 31, 1998 aggregate minimum rentals in future periods are as follows:


Fiscal Year
 Ending                                                      Capital       Operating
January 31                                                    Leases         Leases          Total
-----------                                                -----------   -------------   -------------
   1999 ................................................    $ 68,000     $ 2,366,000     $ 2,434,000
   2000 ................................................      62,000       2,337,000       2,399,000
   2001 ................................................      40,000       1,960,000       2,000,000
   2002 ................................................      40,000       1,463,000       1,503,000
   2003 ................................................      17,000       1,066,000       1,083,000
   Thereafter ..........................................          --       4,061,000       4,061,000
                                                            --------     -----------     -----------
   Minimum lease payments ..............................     227,000     $13,253,000     $13,480,000
                                                            ========     ===========     ===========
   Less: imputed interest and executary costs ..........      43,000
                                                            --------
   Present value of net minimum lease payments .........    $184,000
                                                            ========

     In addition, the Company is obligated to pay a proportionate share of increases in real estate taxes and other occupancy costs.

     Rent expense for the fiscal years ended January 31, 1996, 1997 and 1998 was $303,000, $730,000 and $2,069,000, respectively.

     b. Benefit Plan

     TSI has a 401(k) retirement plan covering all eligible employees. Under the plan employees can defer 1% to 15% of compensation. The Company may make matching contributions on a discretionary basis. The employee's contribution is 100% vested and the Company's matching contribution vests over a five-year period. The Company's contribution was $5,000 in 1997 and $13,000 in 1998.


17. 1996 RESTRICTED STOCK PLAN
     Concurrent with the 1996 Reorganization, the Company approved and adopted the 1996 Restricted Stock Plan (the "Restricted Stock Plan") pursuant to which 704,474 shares of Common Stock were exchanged for restricted membership interests in dLLC held by certain employees of the Company ("Restricted Interest Holders"). Upon the issuance of such shares, no more shares were available for issuance pursuant to the Restricted Stock Plan.

                         dELiA*s INC. AND SUBSIDIARIES

                  YEARS ENDED JANUARY 31, 1996, 1997 AND 1998
17. 1996 RESTRICTED STOCK PLAN --Continued

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


18. STOCK OPTIONS
     An executive is party to a stock option agreement with the Company pursuant to which the Company granted such executive an option to purchase up to an aggregate of 250,000 shares of Common Stock at an exercise price of $11.00 per share, the fair market value on the date of grant (the "Exercise Price"). The option becomes exercisable as to 50,000 shares on each of July 21, 1997, 1998, 1999, 2000 and 2001.

     Concurrent with the 1996 Reorganization, the Company approved and adopted the 1996 Stock Incentive Plan (the "Incentive Plan"), which provides for the following types of awards of eligible employees: (i) stock options, including incentive stock options and non-qualified stock options; (ii) stock appreciation rights, in tandem with stock options or freestanding; and (iii) restricted stock. Awards may be granted singly, in combination or in tandem, as determined by a committee of the Company's board of directors.

     The maximum number of shares of Common Stock that may be issued pursuant to the Incentive Plan is 1,250,000. The maximum number of shares of Common Stock subject to each of the stock options or stock appreciation rights that may be granted to any individual under the Incentive Plan is 100,000 for each fiscal year of the Company during the term of the Incentive Plan. If a stock appreciation right is granted in tandem with a stock option, it shall apply against the individual limits for both stock options and stock appreciation rights, but only once against the maximum number of shares available under the Incentive Plan.

     Under the Incentive Plan, two independent non-employee directors were granted, at the time of the IPO, an option to purchase 40,000 shares each of Common Stock at an exercise price per share equals to the IPO price. All options granted to non-employee directors will become exercisable at the rate of 20% in each of the first five anniversaries of the date of grant, assuming the non-employee director is a director on those dates, and all such options generally will cease to be exercisable ten years from the date of grant. Upon a Change of Control (as defined in the Incentive Plan), all options (which have not yet expired) will automatically become exercisable.

     A summary of the status of the options to purchase shares of Common Stock outstanding as of January 31, 1997 and 1998 follows:


                                                          January 31, 1997               January 31, 1998
                                                    ----------------------------   -----------------------------
                                                                    Weighted                         Weighted
                                                     Options     Exercise Price      Options      Exercise Price
                                                    ---------   ----------------   -----------   ---------------
Outstanding at beginning of period ..............         --        $    --          383,750         $11.00
    Granted .....................................    383,750          11.00          362,937          19.13
    Exercised ...................................         --             --           (2,250)         11.00
    Canceled ....................................         --             --               --             --
                                                     -------         ------          -------         ------
   Outstanding at end of period .................    383,750        $ 11.00          744,437        $ 14.96
                                                     =======        =======          =======        =======
   Options exercisable at end of period .........         --        $    --          107,500        $ 11.24
                                                     =======        =======          =======        =======

                         dELiA*s INC. AND SUBSIDIARIES

                  YEARS ENDED JANUARY 31, 1996, 1997 AND 1998
18. STOCK OPTIONS --Continued

     The options outstanding as of January 31, 1998 range in price as follows


Number of Options                                                         Price Range
---------------------                                                 -------------------
   744,487 ............................................................   $11.00--$24.25

     The Company applies APB No. 25 and related interpretations in accounting for the stock option and purchase plans. Accordingly, no compensation expense has been recognized for those plans in the years ended January 31, 1997 and 1998. Had compensation expense been determined based on the fair value of stock option grants on the date of grant consistent with SFAS No. 123, the effect on the Company's net income and earnings per share for the years ended January 31, 1997 and 1998 would have been as follows:


                                                                     1997          1998
                                                                 -----------   -----------
   Net income ................................................     $ 4,193       $ 4,426
                                                                   =======       =======
   Pro forma net income ......................................     $ 4,162       $ 3,345
                                                                   =======       =======
   Basic and diluted net income per share ....................     $  0.40       $  0.34
                                                                   =======       =======
   Pro forma basic and diluted net income per share ..........     $  0.40       $  0.26
                                                                   =======       =======

     The estimated fair market value of options granted during the years ended January 31, 1997 and 1998 was $4.08 and $7.30 per share. The fair value of options granted by the Company during the year ended January 31, 1997 and 1998 was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions used: no dividend yield; expected volatility of 45 percent; risk-free interest rate of 6.4 percent and 5.5 percent; expected lives of three to five years.


19. FAMILY STOCKHOLDERS' AGREEMENT
     Concurrent with the 1996 Reorganization, certain stockholders (the "Family Holders") and a stockholder/ executive of the Company (the "Executive") entered into a stockholders' agreement with the Company (the "Family Stockholders' Agreement") which, subject to certain exceptions, prohibits the Family Holders from transferring the shares of Company Stock they owned upon completion of the 1996 Reorganization for a period of two years from the date of the 1996 Reorganization. Thereafter, the Family Holders will be able to transfer such shares in accordance with the requirements of Rule 144 under the Securities Act of 1933. The Family Stockholders' Agreement also permits each of the Family Holders to cause the Company to register shares of Common Stock concurrently with offerings of Common Stock by the Executive. The Company will generally be required to bear the expenses of all such registrations, except underwriting discounts and commissions. In addition, the Family Stockholders' Agreement gives the Executive the right to vote all of the shares of Common Stock owned by the Family Holders on all matters that come before the stockholders of the Company. The Family Holders, collectively, owned 26.7 percent of the outstanding Common Stock as of January 31, 1998. The Family Stockholders' Agreement will expire on the tenth anniversary of the completion of the 1996 Reorganization.

                                  SIGNATURES

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

Date: April 30, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



         Signatures                        Title                      Date
---------------------------   -------------------------------   ---------------


/s/ Stephen I. Kahn           Chairman of the Board,            April 30, 1998
-------------------------     President and Chief Executive
Stephen I. Kahn               Officer (principal executive
                              officer)




/s/ Evan Guillemin            Chief Financial Officer and       April 30, 1998
-------------------------     Treasurer (principal financial
Evan Guillemin                and accounting officer)




/s/ Christopher C. Edgar      Executive Vice President,         April 30, 1998
-------------------------     Chief Operating Officer and
Christopher C. Edgar          Director



/s/ S. Roger Horchow          Director                          April 30, 1998
-------------------------
S. Roger Horchow


/s/ Sidney S. Kahn            Director                          April 30, 1998
-------------------------
Sidney S. Kahn


/s/ Geraldine Karetsky        Director                          April 30, 1998
-------------------------
Geraldine Karetsky


/s/ Joseph J. Pinto           Director                          April 30, 1998
-------------------------
Joseph J. Pinto

                                 EXHIBIT INDEX


 2.1       Bill of Sale and Contribution and Assumption Agreement between
           dELiA*s LLC and the Company (incorporated by reference to Exhibit 2.1 to the Company's Registration Statement on Form S-1 (Registration No.
           333-15153))
 3.1       Certificate of incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on
           Form S-1 (Registration No. 333-15153))
 3.2       Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 (Registration No.
           333-15153))
10.1       Form of Employment Agreement between the Company and Stephen I. Kahn
           (incorporated by reference to Exhibit 10.1 to the Company's
           Registration Statement on Form S-1 (Registration No. 333-15153))
10.2       Employment Agreement between the Company and Christopher C. Edgar
           (incorporated by reference to Exhibit 10.2 to the Company's
           Registration Statement on Form S-1 (Registration No. 333-15153))
10.3       Employment Agreement between the Company and Evan Guillemin
           (incorporated by reference to Exhibit 10.3 to the Company's
           Registration Statement on Form S-1 (Registration No. 333-15153))
10.4       Form of Family Stockholders Agreement among the Company, Stephen I.
           Kahn and the persons listed on exhibit A thereto (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on
           Form S-1 (Registration No. 333-15153))
10.5       1996 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1 (Registration No.
           333-15153))
10.6       Restricted Stock Plan (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1 (Registration No.
           333-15153))
10.7       Stock Option Agreement between the Company and Evan Guillemin
           (incorporated by reference to Exhibit 10.7 to the Company's
           Registration Statement on Form S-1 (Registration No. 333-15153))
10.8       [omitted]
10.9       Lease Agreement dated May 3, 1995 between the Company and The Rector,
           Church-Wardens and Vestrymen of Trinity Church in the City of
           New-York (the "Lease Agreement"); Modification and Extension of Lease
           Agreement dated September 26, 1996 (incorporated by reference to
           Exhibit 10.9 to the Company's Registration Statement on Form S-1
           (Registration No. 333-15153))
10.10      Form of Restricted Stock Agreements between the Company and holders of Common Stock subject to the Restricted Stock Plan (incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on
           Form S-1 (Registration No. 333-15153))
10.11      [omitted]
10.12      Lease Agreement dated April 25, 1997 between the Company and Keystone
           Distribution Center, Inc. (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended
           April 30, 1997)
10.13      Agreement, dated April 4, 1997, between the Company and The Rector,
           Church Wardens and Vestrymen of Trinity Church in the City of New
           York amending the Lease Agreement (incorporated by reference to
           Exhibit 10.13 to the Company's Annual Report on Form 10-K for the
           fiscal year ended April 30, 1997)
10.14      Agreement, dated October 7, 1997, between the Company and The Rector,
           Church Wardens and Vestrymen of Trinity Church in the City of New
           York amending the Lease Agreement (incorporated by reference to
           Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q for the
           fiscal quarter ended October 31, 1997)
  21*      Subsidiaries of the Registrant
23.1*      Consent of Deloitte & Touche LLP
23.2*      Consent of Richard A. Eisner & Company LLP
23.3*      Consent of BDO Seidman, LLP
  27*      Financial Data Schedule

----------
* Filed herewith