Form 10-K/A
period 1998-01-31
DELIAS INC
filed 1998-05-29
CIK 1026114

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-K/A
                              (Amendment No. 1)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No fee Required] For the fiscal year ended January 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No fee Required] For the transition period from __________ to __________

                         Commission file number 0-21869

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

                     Common Stock, $.01 par value per share
                                (Title of class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  YES X      NO_

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

Part III of the Annual Report on Form 10-K of dELiA*s Inc. (the "Company") for the year ended January 31, 1998 is amended in its entirety to add the following information:

All references in this Report to a particular fiscal year refer to the year ended January 31 following the particular year (e.g., "fiscal 1997" refers to the fiscal year ended January 31, 1998).

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

Executive Officers and Directors

    Executive officers and directors of the Company (including the current directors who are nominees and the continuing directors) are as follows:

        Name                            Age  Position

        Stephen I. Kahn (1)(2).........  32  Chairman of the Board, Chief Executive
                                               Officer, President and Director

        Christopher C. Edgar...........  32  Executive Vice President, Chief
                                               Operating Officer and Director

        Evan Guillemin.................  33  Chief Financial Officer

        S. Roger Horchow (1)(3)........  69  Director

        Sidney S. Kahn (2).............  61  Director

        Geraldine Karetsky.............  57  Director

        Joseph J. Pinto (1)(2)(3)......  65  Director

----------
(1)   Member of Audit Committee.
(2)   Member of Compensation Committee.
(3)   Member of 1996 Stock Incentive Plan Committee.

    Stephen I. Kahn has served as President and Chief Executive Officer of dELiA*s since co-founding the Company in 1993 and has served as Chairman of the Board of Directors since October 1996. Prior to the Reorganization described under "Certain Transactions," he served as a member of the board of managers of dELiA*s LLC (a predecessor of the Company). Prior to that, he worked at PaineWebber Group, Inc., an investment banking and brokerage firm, primarily in the merchant banking group. He is a director of Happy Kids Inc., a publicly-traded designer and marketer of custom-designed, licensed and branded children's apparel, and Danier Leather Inc., a publicly-traded integrated designer, manufacturer and retailer of high quality, high fashion leather and suede clothing. Mr. Kahn holds a B.A. from Yale College, an M.A. from Oxford University and an M.B.A. from Columbia Business School.

    Christopher C. Edgar has served as Executive Vice President of dELiA*s and as dELiA*s Chief Operating Officer since co-founding the Company in 1993 and joined the Board of Directors of the Company in October 1996. Prior to the Reorganization, he served as a member of the board of managers of dELiA*s LLC. Mr. Edgar oversees catalog publishing, marketing, merchandising and inventory management. From 1992 to 1993, Mr. Edgar was a Nicholson Fellow and student in the doctoral program in comparative literature at Columbia University. From 1989 to 1992, he worked as an analyst for SNL Securities, a financial industry information service, and as a journalist for the Charlottesville Observer. Mr. Edgar received a B.A. from Yale College and an M.A. from Columbia University.

    Evan Guillemin has served as Chief Financial Officer of dELiA*s since July 1996. Prior to joining the Company, he served briefly, first as an associate with and later a director of acquisitions for, K-III Communications Corporation, a media investment company. From 1992 to 1994, he was executive vice president of The New York Observer Co., with responsibility for the sales, marketing and finance for that company's regional newspaper group. Prior to that, he helped start SDC Publishing Co., a financial publishing unit of Thomson Corporation, where he served as an editor and helped manage new product development and acquisitions from 1989 to 1992. Mr. Guillemin received a B.A. from Yale College and an M.B.A. from Harvard Business School.

    S. Roger Horchow joined the Board of Directors of the Company in October 1996. He was the founder and chairman of the Horchow Collection, a direct marketer of specialty home and fashion products, from 1971 until 1990. Mr. Horchow was vice president of mail order for Neiman Marcus Group, Inc. from 1969 to 1971. Mr. Horchow has been a director of Fieldcrest Cannon, Inc., a manufacturer of home-furnishing textile products, since 1994. He is also a director of Public Radio International, Smithsonian Institution and serves on the Board of Governors of the Yale University Art Gallery. He has been chairman of R. Horchow Productions, Inc., a theatrical production company, since 1990 and served as a merchandise consultant to Sotheby's, an auctioneer of art and collectibles, from September 1996 to March 1997. Mr. Horchow received a B.A. from Yale College.

    Sidney S. Kahn served as a member of the board of managers of dELiA*s LLC since its founding and joined the Company's Board of Directors in October 1996. He has been a private investor specializing in venture capital investments since 1987. From 1977 to 1987 he was a senior officer of E.F. Hutton & Co., Inc., a wholly-owned subsidiary of the E.F. Hutton Group, Inc., and from 1966 to 1977 he was a managing director and partner of Lehman Brothers. He has been a director of Orion Network Systems, Inc., an operator of satellite-based communications systems services, since 1990 and a number of privately held corporations, including Telogy Networks, Inc., a communications software developer. He received a B.A. from Yale College and is a member of the Board of Governors of the Yale University Art Gallery.

    Geraldine Karetsky served as a member of the board of managers of dELiA*s LLC since 1994 and joined the Company's Board of Directors in October 1996. She is a private investor and venture capitalist. She received a B.A. from Smith College.

    Joseph J. Pinto joined the Board of Directors of the Company in November 1996. He is a private investor. Since 1981, Mr. Pinto has been a director and officer of Sefinco Ltd. (and a predecessor), the U.S.-based private investment affiliate of Entrecanales Y Tavora SA, a Spanish conglomerate with interests in construction and merchant banking. Sefinco's investments have included Loehmann's, Inc., a specialty retailer of women's fashion apparel, on whose board Mr. Pinto served from 1988 to 1992. From 1973 to 1981, Mr. Pinto was chairman of the finance committee of Sea Containers Ltd., a container lessor of which Mr. Pinto was a founder and a director from 1967 to 1986. From 1961 to 1973, he was engaged in merchant banking in France and Spain with Pinto & Co., a family-owned investment firm. Mr. Pinto received a B.A. from Yale College.

    Sidney S. Kahn is Stephen I. Kahn's father. Ms. Karetsky is Stephen I. Kahn's aunt and Sidney S. Kahn's sister. There are no other family relationships among the directors and executive officers of the Company.

Key Employees

    Charlene Benson has been Creative Director of dELiA*s since the fall of 1994. Prior to joining the Company, she was art director of Mademoiselle from 1991 to 1994. She has received awards from the Society of Publications for her work in US magazine, GQ and The Sunday New York Times.

    Karen Christensen has been a Senior Vice President and Controller of the Company since January 1995. Prior to joining the Company, Ms. Christensen practiced law with the firm of Certilman Balin Adler & Hyman in 1994. From 1993 to 1994, she was a director of international sales at Masten Wright Incorporated, an international marketing firm.

    Ilka Eberly has been Buying Manager of dELiA*s since July 1996. Prior tojoining the Company, Ms. Eberly was a divisional merchandise manager of Urban Outfitters, where she worked from 1990 to 1996.

    Lisa Higgins joined dELiA*s in 1994 as one of the original buyers and is currently Senior Vice President of Merchandising of the Company. Prior to joining the Company, Ms. Higgins worked in the retailing division of Esprit from 1990 until 1992. From 1992 to 1994, Ms. Higgins was an officer and director of a non-profit institution in Colorado.

    David Lerner has been Vice President of Marketing of dELiA*s since December 1996. Prior to joining the Company, Mr. Lerner was the director of marketing forBrownstone Studio, a women's catalog company, and held marketing positions with Hanover Direct, another catalog company, from 1993 to 1994.

    Kate Mortell has been Director of Print Manufacturing of dELiA*s since March 1997. Prior to joining the Company, Ms. Mortell worked for Lord & Taylor from 1992 to 1997 as a production/quality control manager for its direct mail and advertising programs.

    Alex S. Navarro has been Senior Vice President-Development and LegalAffairs, General Counsel and Secretary of dELiA*s since April 1997. Prior to joining the Company, Mr. Navarro was associated with the law firm of ProskauerRose Goetz & Mendelsohn LLP from 1994 until 1997. From 1993 to 1994, Mr. Navarro was a law clerk to the Hon. Robert J. Wilentz, Chief Justice of the Supreme Court of New Jersey.

    Mary Obert has been Apparel Production Manager of dELiA*s since August 1996. Prior to joining the Company, she was a production designer at Planet Claire from 1995 to 1996 and a production manager and assistant designer at Living Doll from 1992 to 1995.

    Julie Scott has been Vice President of International Marketing of dELiA*s since September 1996. Between 1990 and 1996, she worked in client acquisitions at Abacus Direct Corp., a database marketing company, as well as in licensing and sales in Japan at a variety of companies including Marvel Comics, Calvin Klein, Hermes and Dentsu.

    Kent Trowbridge has been Senior Vice President and Director of Operations of dELiA*s since February 1995. From 1994 to 1995, Mr. Trowbridge was a market strategist at Josephthal, Lyon and Ross. From 1993 to 1994, he was a research analyst and money manager at Sherwood Securities.

    Seth Walter has been Senior Vice President of Inventory Management of dELiA*s since November 1995. Prior to joining the Company, Mr. Walter was an inventory manager at Williams-Sonoma, where he worked from 1990 to 1995.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

    Based solely on a review of the reports and representations furnished to the Company during the last fiscal year, the Company believes that each of the persons required to file reports under Section 16(a) of the Exchange Act filed all such required reports on a timely basis during such period.

Item 11.  Executive Compensation

      The following table sets forth certain information concerning compensation awarded to, earned by or paid during the past three years to those persons who were, at January 31, 1998, the Company's Chief Executive Officer, and the Company's two other executive officers of the Company whose total annual salary and bonus for fiscal 1997 exceeded $100,000 (collectively, the "named executive officers"). Except as disclosed below, the aggregate value of all perquisites and other personal benefits, securities or property did not exceed 10% of the total of annual salary and bonus for each named executive officer.

                           Summary Compensation Table

                                          Annual              Long-Term Compensation
                                        Compensation
                                                                           Securities
                               Fiscal                        Restricted    Underlying
Name and Principal Position     Year  Salary ($)  Bonus ($)  Stock Awards  Options (#)
---------------------------     ----  ----------  ---------  ------------  -----------
Stephen I. Kahn                 1997   $100,000         --         --      80,000
  Chairman of the Board,        1996     37,773   $ 35,000         --          --
  President and Chief
  Executive Officer             1995     20,000         --         --          --

Christopher C. Edgar            1997    103,846         --         --      60,000
  Executive Vice President,     1996     43,654     26,500         (1)         --
  Chief Operating
  Officer and Director          1995     20,000         --         --          --

Evan Guillemin (2)              1997    103,846         --         --          --
  Chief Financial Officer and   1996     29,808         --         --     250,000
  Treasurer


(1) Mr. Edgar received a grant of a restricted interest in Delia's LLC, a predecessor of the Company, on February 1, 1996. Prior to the Company's initial public offering, this interest was converted into 60,705 shares of the Company's common stock ("Common Stock").

(2) Mr. Guillemin's employment with the Company's predecessor, Delia's LLC, commenced in July 1996.

                      Option Grants in Last Fiscal Year

    The following table sets forth certain information with respect to individual grants of stock options made during fiscal 1997 to each of the named executive officers who received stock options grants in such year. The Company did not make any SAR grants in fiscal 1997.

                                                                         Potential Realizable Value
                                                                         at Assumed Annual Rates of
                                                                          Stock Price Appreciation
                                                                                for Option Term
                                                                                ---------------
                                  Percent of
                                     Total
                       Number of    Options
                       Securities  Granted to
                       Underlying  Employees      Exercise of
                       Option      in Fiscal      Base Price  Expiration
Name                   Granted       Year          ($/Sh)        Date          5% ($)    10% ($)
----                   -------       ----          ------        ----          ------    -------
Stephen I. Kahn        80,000        22.1% $        18.25      3/10/08        $918,186  $2,326,864
Christopher C. Edgar   60,000(1)     16.6           18.25      3/10/08         688,640   1,745,148


(1) Represents options to purchase shares of Common Stock.

                        Fiscal Year-End Option Values

    The following table sets forth certain information concerning unexercised options held by the named executive officers as of January 31, 1998. There were no stock options exercised by any of the named executive officers during fiscal 1997.

                        Number of Securities                  Value of Unexercised
                       Underlying Unexercised            In-the-Money Options at Fiscal
Name                Options at Fiscal Year-End (#)                  Year-End ($)
----                 Exercisable  Unexercisable          Exercisable       Unexercisable
                     -----------  -------------          -----------       -------------
Stephen I. Kahn          --          80,000                   --             $750,000
Christopher C. Edgar     --          60,000                   --              562,500
Evan Guillemin         50,000       200,000                 831,250         3,325,000



Compensation of Directors

    The Company pays its directors who are neither employees of the Company nor members of the Kahn family $1,500 for each directors' meeting and each committee meeting attended (plus reimbursement for out-of-pocket expenses). Under the Company's 1996 Stock Incentive Plan (the "Incentive Plan"), each non-employee director who is not a member of the Kahn family was granted an option to purchase 40,000 shares of Common Stock at an exercise price per share equal to the initial public offering price. All options granted to non-employee directors will become exercisable at the rate of 20% on each of the first five anniversaries of the date of grant, assuming the non-employee director is a director on those dates, and all such options generally will cease to be exercisable ten years from the date of grant. Upon a Change of Control (as defined in the Incentive Plan) and, in the case of directors elected prior to November 15, 1996 who are neither members of the Company's management nor members of the Kahn family, upon a termination of directorship other than for cause or as a result of a refusal to stand for re-election, all options

(which have not yet expired) will automatically become exercisable. Directors who are employees of the Company or members of the Kahn family are not compensated for services as directors.

Employment Agreements

    Messrs. Kahn and Edgar (the "Executives") have entered into three-year agreements with the Company providing for the continuation of their employment as Chairman of the Board and President and as Chief Operating Officer and Executive Vice President, respectively, at minimum salaries of $100,000 a year for each Executive, subject to annual upward adjustment in proportion to the increase in the consumer price index plus such increases in salary and such bonuses as the Board of Directors may from time to time approve. If an Executive dies, or, as a result of disability, is unable to perform substantially all his duties for a period of nine consecutive months, the Company may terminate his employment (not earlier than 30 days and not later than 90 days after the expiration of the nine-month period), in which event the Executive (or his heirs or estate) will be entitled to his salary for the remainder of the term of the agreement. Evan Guillemin has entered into an employment agreement with the Company providing for the continuation of his employment as Chief Financial Officer, at a salary of $100,000 a year, on substantially the same terms and conditions as the Executives, except that the term of Mr. Guillemin's agreement will expire on July 31, 2001.

    In addition, the Company has promised to recommend to the Board of Directors (or an appropriate committee thereof), that Messrs. Kahn and Edgar be granted options to purchase 80,000 and 60,000 shares of Common Stock, respectively, in March of 1998, 1999, 2000 and 2001, in each case at an exercise price equal to the fair market value of the Common Stock on the date of grant.

Compensation Committee Interlocks and Insider Participation

    Prior to the completion of the Company's initial public offering (the "Offering") in December 1996, compensation policies and decisions, including those relating to salary, bonuses and benefits of executive officers, had been set or made by the Board of Directors. Upon completion of the Offering, the Board of Directors created a Compensation Committee, which recommends to the Board the compensation to be paid to the Company's executive officers. Awards made under the Incentive Plan are approved by the 1996 Stock Incentive Plan Committee of the Board of Directors.

    The Compensation  Committee  currently consists of Sidney S. Kahn, Stephen
I. Kahn and Joseph J. Pinto. Stephen I. Kahn is the Chief Executive Officer and President of the Company. Sidney S. Kahn is Stephen I. Kahn's father. The 1996 Stock Incentive Plan Committee currently consists of S. Roger Horchow and Mr. Pinto. Other than the foregoing, there were no compensation committee interlocks or insider participation during fiscal 1997.

Item 12.  Security Ownership Of Certain Beneficial Owners And Management

      The following table sets forth information as of May 28, 1998 with respect to the Common Stock beneficially owned by (i) each person known by the Company to be the beneficial owner of more than 5% of the shares of Common Stock, (ii) each director individually, (iii) each executive officer individually and (iv) all executive officers and directors as a group.

                                                         Shares
                                                      Beneficially
                                                         Owned
Name and Address                                     Number  Percent
----------------                                     ------  -------
5% Stockholders
---------------
Stephen I. Kahn (1)                           6,860,360     51.2%
  435 Hudson Street
  New York, New York 10014

Geraldine Karetsky (2)                        1,078,098      8.1
  1660 Silverking Drive
  Aspen, Colorado 81611

Sidney S. Kahn (2)                              905,440
  14 East 60th Street                                        6.8
  New York, New York 10014

Other Executive Officers and Directors

Christopher C. Edgar (3)                        616,363      4.6
Evan Guillemin (4)                              128,942       *
S. Roger Horchow (5)                             18,000       *
Joseph J. Pinto (6)                              18,000       *
Directors and executive officers as a group
(7 individuals)                               7,641,665
                                                            56.3

---------------------
*  Less than 1%.

(1) Includes (a) 2,999,825 shares of Common Stock directly owned by Mr. Kahn,
    (b) 80,000 shares which Mr. kahn has an exercisable option to purchase and
    (c) 3,780,535 shares of Common Stock that Mr. Kahn has the sole power to vote pursuant to a stockholders agreement and agreements with certain employees who are holders of restricted stock, over which Mr. Kahn also has the shared power to restrict the disposition of 3,256,345 of those shares.

(2) Includes 57,356 shares of Common Stock owned by Mr. Kahn and Ms. Karetsky as trustees for The Ruth Kahn Trust f/b/o Sidney Kahn, as to which shares Mr. Kahn and Ms. Karetsky have the shared power to dispose of.

(3) Includes 60,000 shares which Mr. Edgar has an exercisable option to purchase.

(4) Includes 100,000 shares which Mr. Guillemin has an option to purchase which is exercisable (or will become exercisable within 60 days).

(5) Include 8,000 shares which Mr. Horchow has an exercisable option to purchase.

(6) Include 8,000 shares which Mr. Pinto has an exercisable option to purchase.

Family Stockholders Agreement

      Certain members of Stephen I. Kahn's family and trusts for the benefit of such persons (the "Family Holders") and Stephen I. Kahn have entered into a stockholders agreement with the Company (the "Family Stockholders Agreement") which, subject to certain exceptions, prohibits the Family Holders from transferring the shares of Common Stock they own until December 18, 1998. Thereafter, the Family Holders will be able to transfer such shares in accordance with the limitations imposed on "affiliates" under Rule 144 under the Securities Act of 1933, as amended (the "Securities Act"). In addition, the Family Stockholders Agreement gives Stephen I. Kahn the right to vote all the shares of Common Stock owned by the Family Holders on all matters that come before the stockholders of the Company. The Company believes the Family Holders, collectively, owned 24.4% of the outstanding Common Stock as of May 28, 1998. The Family Stockholders Agreement will expire on December 18, 2006.

Item 13.  Certain Relationships and Related Transactions

    None.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    /s/ Stephen I. Kahn
                                    --------------------------------------------
                                    Stephen I. Kahn
                                    Chairman of the Board, President and
                                    Chief Executive Officer

Date: May 29, 1998

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





      (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1997)

10.14 Agreement, dated October 7, 1997, between the Company and The Rector,
      Church Wardens and Vestrymen of Trinity Church in the City of New York amending the Lease Agreement (incorporated by reference to Exhibit 10.14 to the Company's Current Report on Form 10-Q for the fiscal quarter ended
      October 31, 1997)

21*   Subsidiaries of the Registrant

23.1* Consent of Deloitte & Touche LLP

23.2* Consent of Richard A. Eisner & Company LLP

23.3* Consent of BDO Seidman, LLP

27*   Financial Data Schedule


* Previously filed