Form 10-Q
period 1998-04-30
DELIAS INC
filed 1998-06-15
CIK 1026114

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]                             QUARTERLY REPORT

                            -------------------------

                     Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the quarterly period ended April 30, 1998

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

  Number of shares of Common Stock outstanding as of June 12, 1998: 13,322,164

      Certain statements contained herein, including, without limitation, information appearing under Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Forward-looking statements involve a number of risks and uncertainties including, but not limited to, general economic conditions, increases in materials, printing, paper, postage, shipping and labor costs, timing of catalog mailings, customer response rates, levels of competition and other factors outside the control of the Company. These factors, and other factors that appear with the forward-looking statements, or in the Company's other Securities and Exchange Commission filings, including its Annual Report on Form 10-K for the year ended January 31, 1998, could affect the Company's actual results and could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company herein.

    All references in this Report to a particular fiscal year refer to the year ended January 31 following the particular year (e.g., "fiscal 1998" refers to the fiscal year ending January 31, 1999). As used in this Report, references to "dELiA*s" or the "Company" prior to the 1996 Reorganization (described in "Item 1--Consolidated Financial Statements") mean dELiA*s LLC and its predecessor and, thereafter, dELiA*s Inc. and its subsidiaries.


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

                          dELiA*s Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)


                                                                    April 30,      January 31,
                                                                      1998            1998
                                                                      ----            ----
                                                                  (Unaudited)
                                            ASSETS
CURRENT ASSETS
    Cash and cash equivalents....................................    $   786       $ 4,485
    Short-term investments.......................................     33,157        37,075
    Merchandise inventories .....................................     11,556        11,233
    Prepaid expenses and other current assets ...................      5,659         4,020
    Deferred taxes ..............................................      1,100         1,100
                                                                     -------       -------
        Total current assets....................................      52,258        57,913
                                                                     -------       -------

PROPERTY AND EQUIPMENT--Net .....................................      7,193         6,222
OTHER ASSETS ....................................................        454           437
                                                                     -------       -------
TOTAL ASSETS ....................................................    $59,905       $64,572
                                                                     =======       =======

                             LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts payable ............................................    $ 7,820       $11,697
    Accrued expenses and other current liabilities ..............      3,412         5,157
    Sales return allowance ......................................        770           601
    Liabilities due to customers ................................        843         1,206
    Current portion of long-term debt and capital leases.........         95           105
    Income taxes payable ........................................        219         1,188
                                                                     -------       -------
        Total current liabilities ...............................     13,159        19,954
                                                                     -------       -------
DEFERRED CREDITS ................................................        370           310
LONG-TERM DEBT...................................................         --            30
OBLIGATIONS UNDER CAPITAL LEASES.................................        148           134
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Preferred Stock, par value $.01 per share;
            Authorized--1,000,000 shares;
            Shares issued and outstanding--none .................         --            --
    Common Stock, par value $.01 per share;
            Authorized--50,000,000 shares;
            Issued and outstanding--13,321,164 and 13,318,914
              shares, at April 30, 1998, and January 31, 1998,
              respectively ......................................        133           133
    Deferred compensation .......................................        (28)          (50)
    Additional paid-in capital ..................................     40,633        40,571
    Retained earnings ...........................................      5,490         3,490
                                                                     -------       -------
        Total stockholders' equity ..............................     46,228        44,144
                                                                     -------       -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ......................    $59,905       $64,572
                                                                     =======       =======

            See Notes to Unaudited Consolidated Financial Statements
                          dELiA*s Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                                          Three Months
                                                                        Ended April 30,
                                                                    ---------------------
                                                                      1998           1997
                                                                    --------       -------
                                                                          (Unaudited)

NET SALES   .....................................................   $ 31,194      $ 17,697
COST OF SALES....................................................     14,223         9,278
                                                                    --------      --------
GROSS PROFIT.....................................................     16,971         8,419
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.....................     14,092         8,048
INTEREST INCOME, NET.............................................        341           213
                                                                    --------      --------
INCOME BEFORE PROVISION FOR INCOME TAXES.........................      3,220           584
PROVISION FOR INCOME TAXES.......................................      1,220           262
                                                                    --------      --------
NET INCOME  .....................................................   $  2,000      $    322
                                                                    ========      ========
BASIC AND DILUTED NET INCOME PER SHARE...........................   $   0.15      $   0.03
                                                                    ========      ========
SHARES USED IN THE CALCULATION OF BASIC NET
    INCOME PER SHARE.............................................     13,321        12,288
                                                                    ========      ========
SHARES USED IN THE CALCULATION OF DILUTED NET
    INCOME PER SHARE.............................................     13,569        12,387
                                                                    ========      ========


            See Notes to Unaudited Consolidated Financial Statements
                          dELiA*s Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                    Three Months
                                                                  Ended April 30,
                                                               --------------------
                                                                 1998        1997
                                                               --------     -------
                                                                     (Unaudited)
CASH FLOWS USED IN OPERATING ACTIVITIES:
    Net income .............................................   $  2,000    $    322
    Adjustments to reconcile net income to net cash
      used in operating activities
      Depreciation and amortization ........................        331         169
      Amortization of investments ..........................         78          --
      Sales return allowance ...............................        169         (88)
      Compensation expense related to issuance of restricted
         stock and stock appreciation rights ...............         22          21
      Changes in operating assets and liabilities:
            Merchandise inventories ........................       (323)     (1,684)
            Prepaid expenses and other current assets ......     (1,639)     (1,253)
            Deferred taxes .................................         --        (352)
            Other assets ...................................        (27)        (26)
            Accounts payable ...............................     (3,877)      1,890
            Accrued expenses and other current liabilities .     (1,745)       (324)
            Liabilities due to customers ...................       (363)        (18)
            Income taxes payable ...........................       (969)        386
            Deferred credits ...............................         60          47
                                                               --------    --------
    Net cash used in operating activities ..................     (6,283)       (910)
                                                               ========    ========
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
    Capital expenditures ...................................     (1,298)     (1,013)
    Purchases of investment securities
       Held-to-maturity ....................................         --      (5,204)
       Available for sale ..................................    (40,761)         --
    Proceeds from the maturity of held-to-maturity
       investment securities ...............................     30,024          --
    Proceeds from the sale of available-for-sale investment
       securities ..........................................     14,578          --
                                                               --------    --------
Net cash provided by (used in) investing activities ........      2,543      (6,217)
                                                               ========    ========
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
    Proceeds from issuance of common stock .................         --         525
    Exercise of stock options ..............................         68          --
    Proceeds from the issuance of long-term debt ...........         --         233
    Principal payments of long-term debt and capital
       lease obligations ...................................        (27)         (3)
                                                               --------    --------

Net cash provided by financing activities ..................         41         755
                                                               ========    ========
INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS .............     (3,699)     (6,372)
CASH & CASH EQUIVALENTS--BEGINNING OF PERIOD ...............      4,485      21,717
                                                               --------    --------
CASH & CASH EQUIVALENTS--END OF PERIOD .....................   $    786    $ 15,345
                                                               ========    ========
SUPPLEMENTARY CASH FLOW INFORMATION:
    Income taxes paid ......................................   $  2,188    $    200
                                                               ========    ========
    Interest paid ..........................................   $      9    $     29
                                                               ========    ========

            See Notes to Unaudited Consolidated Financial Statements
                          dELiA*s Inc. and Subsidiaries

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.   Business

      dELiA*s Inc. (together with its consolidated subsidiaries, the "Company" or "dInc") is a leading direct marketer of casual apparel and related accessories to girls and young women primarily between the ages of 10 and 24 (an age group known as "Generation Y") and, as a result of a recent acquisition, of soccer merchandise to Generation Y boys and girls. Through its dELiA*s catalog, the Company offers a broad selection of recognized and emerging brands of teen apparel and accessories, complemented by the Company's own branded products. Through its TSI Soccer catalog and its 13 TSI Soccer retail stores, the Company offers a wide range of soccer shoes, apparel and equipment to young soccer enthusiasts. The Company maintains a corporate headquarters, telemarketing and customer service group in New York, New York and operates a fulfillment facility for processing merchandise in Hanover, Pennsylvania. It also operates two dELiA*s retail outlet stores.

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

      b. Unaudited Interim Financial Statements--In the opinion of management, the unaudited financial statements for the three month periods ended April 30, 1997 and 1998 are presented on a basis consistent with the audited financial statements and reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results thereof. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year.

                         dELiA*s Inc. and Subsidiaries

      c. Recent Accounting Pronouncements--In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which is effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting and display of comprehensive income. The Company has determined that the adoption of this new standard would not have had a material effect on the Company's disclosure for all periods presented.

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

3.   Property and Equipment

    Major classes of property and equipment are as follows:

                                                Estimated       April 30,     January 31,
                                               Useful Lives       1998           1998
                                                  ------          -----          ----
                                                              (Unaudited)
Furniture, fixtures and equipment.......       5-10 years    $  6,298,000    $ 5,444,000
Leasehold improvements..................     Term of lease      2,286,000      1,842,000
                                                             ------------    -----------
Total--at cost..........................                        8,584,000      7,286,000
Less accumulated depreciation and
  Amortization..........................                        1,391,000      1,064,000
                                                             ------------    -----------
Total property and equipment--net.......                     $  7,193,000    $ 6,222,000
                                                             ============    ===========


4.   Credit and Financing Agreements

      At April 30, 1998, the Company had a line of credit agreement with a bank providing for short-term loans of up to $5.0 million subject to bank approval. Borrowings under the agreement are secured by all assets of the Company except for merchandise inventories and bear interest at the prime rate plus two percent (10.25 percent and 10.5 percent April 30, 1998 and January 31, 1998, respectively). There were no funds borrowed under the agreement during the three month period ended April 30, 1998 and the fiscal year ended January 31, 1998.

                          dELiA*s Inc. and Subsidiaries

      Outstanding letters of credit established to facilitate international merchandise purchases at April 30, 1998 were $2,414,000.

5.   Stock Options

      In the three month period ended April 30, 1998, options to purchase an aggregate of 562,750 shares of Common Stock were granted to 96 employees of the Company and its subsidiaries. These options will become exercisable over a period of ten months to four years from the date of grant. The exercise price per share of each such option is equal to the fair market value of the Common Stock on the date of grant.

      A summary of the status of all plan and non-plan options to purchase shares of Common Stock outstanding as of January 31, 1998 and April 30, 1998 (unaudited) follows:


                                              Fiscal Year                Three Months
                                         Ended January 31, 1998      Ended April 30, 1998
                                         ------------------------    ----------------------
                                                     Weighted                      Weighted
                                         Options   Exercise Price    Options    Exercise Price
                                         -------   --------------    -------    --------------
Outstanding at beginning of period       383,750        $11.00         744,437      $14.96
    Granted                              362,937         19.13         562,750       26.74
    Exercised                             (2,250)        11.00           6,250       11.00
    Cancelled                                 --            --           1,500       20.17
                                         -------        ------       ---------      ------
Outstanding at end of period             744,437        $14.96       1,299,437      $20.11
                                         =======        ======       =========      ======
Options exercisable
    At end of period                     107,500        $11.24         260,407      $13.80
                                         =======        ======       =========      ======


      The Company applies APB No. 25 and related interpretations in accounting for its stock option and purchase plans. Accordingly, no compensation expense has been recognized for those plans in the three month period ended April 30, 1998 and the year ended January 31, 1998.


6.  Subsequent Event

      On June 1, 1998, the Company entered into an Asset Purchase Agreement pursuant to which it intends to acquire 24 retail stores operated under the Screeem! and Jean Country names. The purchase price consists of $23.4 million, of which $9.4 million is payable in cash and $14.0 million is payable in Common Stock. The purchase price is subject to certain pre-closing and post-closing adjustments. Completion of the transaction is subject to the obtaining of certain third party consents and regulatory approvals. The transaction will be accounted for using the purchase method of accounting. It is expected to be consummated by the end of June 1998.

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

      On June 1, 1998, the Company entered into an Asset Purchase Agreement pursuant to which it intends to acquire 24 retail stores operated under the Screeem! and Jean Country names (the "Screeem! Acquisition"). The purchase price consists of $23.4 million, of which $9.4 million is payable in cash and $14.0 million is payable in Common Stock. The purchase price is subject to certain pre-closing and post-closing adjustments. Completion of the transaction is subject to the obtaining of certain third party consents and regulatory approvals. The transaction will be accounted for using the purchase method of accounting. It is expected to be consummated by the end of June 1998.

      In connection with the Screeem! Acquisition, the Company plans to incur substantial expenses in the second quarter of fiscal 1998 as it allocates more resources to retail expansion. In addition, the Company is slowing circulation of the Company's dELiA*s catalog in the second quarter due to softer response rates to the catalogs mailed by the Company during the first three months of fiscal 1998. The Company expects that these developments will have an adverse impact on sales and net income in the second quarter of fiscal 1998.

Results of Operations

    The following table sets forth, for the periods indicated, the percentage relationship of certain items from the Company's statement of operations to net sales. Any trends reflected by the following table may not be indicative of future results.

                                                                     Three Months
                                                                   Ended April 30,
                                                               ---------------------
                                                                 1998           1997
                                                               --------       -------
                                                                     (Unaudited)
Net sales   ................................................    100.0%        100.0%
Cost of sales...............................................     45.6          52.4
                                                               ------        ------
Gross profit................................................     54.4          47.6
Selling, general and administrative expenses................     45.2          45.5
Interest income, net........................................      1.1           1.2
                                                               ------        ------
Income before provision for income taxes....................     10.3           3.3
Provision for income taxes..................................      3.9           1.5
                                                               ------        ------
Net income  ................................................      6.4%          1.8%
                                                               ======        ======

Comparison of Three Months Ended April 30, 1997 and 1998

      Net Sales. Net sales increased approximately $13.5 million to $31.2 million in the first three months of fiscal 1998 from $17.7 million in the first three months of fiscal 1997. The increase in net sales was primarily due to an increase in the number of catalogs mailed, and to a lesser extent, because of the opening of new retail stores. The Company distributed approximately twice as many catalogs in the first quarter of fiscal 1998 as in the first three months of fiscal 1997. Aggregate response rates from catalogs distributed in the first three months of fiscal 1998 declined relative to catalogs distributed in the first quarter of fiscal 1997 as the Company (i) broadened the distribution of its catalogs and increased its prospecting efforts and (ii) mailed additional catalog editions during the first quarter of fiscal 1998 to a large number of persons who had received a prior edition of those catalogs earlier in the period. The

Company believes aggregate response rates will usually decline when it mails additional catalog editions within the same fiscal period.

      Gross Margin. Gross margin increased to 54.4% in the first three months of fiscal 1998 from 47.6% in the first three months of fiscal 1997. The increase in gross margin was due in part to (i) the greater proportion of higher-margin apparel sales from the dELiA*s catalog in relation to lower-margin soccer-related merchandise through the TSI Soccer catalog and retail stores and
(ii) lower markdowns and better recovery on discounted sales through the Company's liquidation outlets (including its dELiA*s outlet store and winter sales circular).

      Selling, General and Administrative Expenses. Selling, general and administrative expenses increased approximately $6.1 million, to $14.1 million in the first three months of fiscal 1998 from $8.0 million in the first three months of fiscal 1997. Selling, general and administrative expenses decreased as a percentage of net sales from 45.5% in the first quarter of fiscal 1997 to 45.2% in the first quarter of fiscal 1998. The slight decrease as a percentage of net sales was primarily due to leverage of certain fixed expenses and improved efficiencies at the Company's TSI Soccer operations, offset by greater spending on catalog circulation and additional spending on management and systems infrastructure.

      Interest Income, Net. Interest income, net, increased approximately $128,000 to $341,000 in the first three months of fiscal 1998 from $213,000 in the first three months of fiscal 1997. The increase in interest income, net, was primarily due to the Company's investment of the net proceeds from its 1997 follow-on public offering of Common Stock, which proceeds were received in the second quarter of fiscal 1997.

Selected Quarterly Results of Operations

      The following table sets forth certain unaudited statements of operations data for the five quarters ended April 30, 1998, as well as such data expressed as a percentage of the Company's total net sales for the periods indicated. This data has been derived from unaudited financial statements that, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation of such information when read in conjunction with the Company's annual audited financial statements and notes thereto.

                               -------------------------------------------------
                                                 Quarter Ended
                               -------------------------------------------------
                                Fiscal                Fiscal 1997
                                 1998
                               ---------  -------------------------------------
                               Apr. 30,   Jan. 31,  Oct. 31,  July 31,  Apr. 30,
                                1998       1998       1997     1997       1997
                               --------   --------  --------  --------  -------
                                              (in thousands)
Net sales..................    $ 31,194   $42,909  $31,357   $21,086   $17,697
Cost of sales..............      14,223    21,397   16,514    10,624     9,278
                               --------   -------  -------   -------   -------
Gross profit...............      16,971    21,512   14,843    10,462     8,419
Selling, general and
   administrative expenses.      14,092    17,007   12,684    10,202     8,048
Merger related costs ......          --     1,614       --        --        --
Interest income, net.......         341       382      338       268       213
                               --------   -------  -------   -------   -------
Income before provision for
    Income taxes...........       3,220     3,273    2,497       528       584
Provision for income taxes.       1,220     1,183      870       141       262
                               --------   -------  -------   -------   -------
Net income.................    $  2,000   $ 2,090  $ 1,627   $   387   $   322
                               ========   =======  =======   =======   =======

                                        Percentage of Total Net Sales
                               ------------------------------------------------
Net sales..................      100.0%      100.0%   100.0%    100.0%  100.0%
Cost of Sales..............       45.6        49.9     52.7      50.4    52.4
                               --------    -------   -------  -------   ------
Gross profit...............       54.4        50.1     47.3      49.6    47.6
Selling, general and
    Administrative expenses       45.2        39.6     40.5      48.4    45.5
Interest income, net.......        1.1         0.9      1.1       1.3     1.2
                               --------    -------   -------  -------   ------
Income before provision for
    Income taxes...........       10.3         7.6      8.0       2.5     3.3
Provision for income taxes.        3.9         2.8      2.8       0.7     1.5
                               --------    -------   -------  -------   ------
Net income.................        6.4%        4.9%     5.2%      1.8%    1.8%
                               ========    =======   =======  =======   ======

      The Company is subject to seasonal fluctuations in its merchandise sales and results of operations. The Company expects its net sales and results of operations generally to be lower in the second quarter and higher in the fourth quarter (which includes the holiday season) of each fiscal year. The Company's quarterly results may fluctuate as a result of numerous factors, including the timing, quantity and cost of catalog mailings, responses to those mailings, the timing of sale circulars and liquidations, the timing of merchandise deliveries, market acceptance of the Company's merchandise (including new merchandise categories or products introduced), the mix of products sold, the hiring and training of additional personnel, the timing of inventory writedowns, the integration of acquisitions, the incurrence of other operating costs and factors beyond the Company's control, such as general economic conditions and actions of competitors. Accordingly, the results of operations in any quarter will not necessarily be indicative of the results that may be achieved for a full fiscal year or any future quarter.

Liquidity and Capital Resources

      Since its inception, the Company has met its operating and cash requirements through funds generated from operations, the private sales of equity securities and its initial public offering. Cash used in operations in the first three months of fiscal 1998 and 1997 was $6.3 million and $910,000, respectively. The increase in cash used in operations was due in part to earlier payment of certain liabilities, including accounts payable due to inventory vendors and other vendors. In addition, the Company paid certain liabilities of its TSI Soccer business earlier in fiscal 1998 than it did in fiscal 1997 in order to take advantage of discounts.

      Cash provided by investing in the first three months of fiscal 1998 and cash used in investing in the first three months of fiscal 1997 was $2.5 million and $6.2 million, respectively, including the sale of short-term, investment-grade investments in fiscal 1998 and the purchase of short-term, investment-grade investments in fiscal 1997. The Company expects to make capital expenditures of approximately $3.0 million to upgrade its management information systems in fiscal 1998. The Company also anticipates capital expenditures of at least $4.0 million in fiscal 1998 for property, plant and equipment, including leasehold improvements, office equipment and expenditures relating to the conversion of Jean Country stores to Screeem! stores following the consummation of the Screeem! Acquisition and the Company's warehouse and distribution operations. See "--Results of Operations."

      Cash flows from financing activities in the first three months of fiscal 1998 and 1997 were $41,000 and $755,000, respectively.

      Cash and cash equivalents decreased by approximately $3.7 million to $0.8 million at April 30, 1998 from $4.5 million at January 31, 1998, as the Company decreased its accounts payable and increased capital expenditures and catalog costs relative to sales increased during the first three months of fiscal 1998.

      The Company has a revolving line of credit for seasonal working capital, collateralized by all of the Company's assets other than inventory. The maximum amount available under the line of credit is $5.0 million. The interest rate on the line of credit is the lending bank's prime rate plus two percent (10.25% at April 30, 1998). The line expires on July 31, 1998. The Company has not drawn on this line.

      The Company believes that its cash on hand, together with cash generated by operations, will be sufficient to meet its capital and operating requirements through at least fiscal 1998. The Company's future capital requirements, however, depend on numerous factors, including, without limitation, the success of its marketing, sales and distribution efforts. There can be no assurance that additional funds, if required, will be available to the Company on favorable terms or at all.

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

      None.

Item 3. Defaults Upon Senior Securities

      None.

Item 4. Submission of Matters to a Vote of Security Holders

      There were no matters submitted to a vote of security holders during the first quarter of fiscal 1998.

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

      10.13 Agreement, dated April 4, 1997, between the Company and The Rector, Church Wardens and Vestrymen of Trinity Church in the City of New York amending the Lease Agreement (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1997)

      10.14 Agreement, dated October 7, 1997, between the Company and The Rector, Church Wardens and Vestrymen of Trinity Church in the City of New York amending the Lease Agreement (incorporated by reference to 10.14 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1997)

      27    Financial Data Schedule

(b) The Company filed the following reports on Form 8-K during the first three months of fiscal 1998:

               (i) Current Report on Form 8-K/A, dated February 23, 1998, reporting Item 7. This report contained financial statements relating to the Company's acquisition of TSI Soccer Corporation in the fourth quarter of fiscal 1997.

               (ii) Current Report on Form 8-K, dated March 20, 1998, report ing Item 5. This report contained the Company's consolidated net sales and net income for the 30-day period ended January 9, 1998.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  dELiA*s Inc.
                                  (Registrant)

Date: June 15, 1998

                                   By: /s/ Stephen I. Kahn
                                       -------------------
                                           Stephen I. Kahn
                                           Chairman of the Board, President and
                                           Chief Executive Officer


                                   By: /s/ Evan Guillemin
                                        ------------------
                                           Evan Guillemin
                                           Chief Financial Officer and Treasurer
                                           (principal financial and
                                            accounting officer)

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

10.14 Agreement dated October 7, 1997 between the Company and The Rector, Church Wardens and Vestrymen of Trinity Church in the City of New York amending the Lease Agreement (incorporated by reference to 10.14 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended October 31,
      1997)

27    Financial Data Schedule