Form 10-Q
period 1998-07-31
DELIAS INC
filed 1998-09-14
CIK 1026114

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

[X]                            QUARTERLY REPORT

                          -------------------------

                    Pursuant to Section 13 or 15(d) of the
                       Securities Exchange Act of 1934

                 For the quarterly period ended July 31, 1998



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

      Number of shares of Common Stock  outstanding  as of September 10, 1998:
14,138,790

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

   All references in this Report to a particular fiscal year refer to the year ended January 31 following the particular year (e.g. "fiscal 1998" refers to the fiscal year ending January 31, 1999.)



                                     PART I
                        FINANCIAL INFORMATION (Unaudited)

  Item 1. Condensed Consolidated Financial Statements
                        dELiA*s Inc. and Subsidiaries

                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                       July 31, 1998 January 31, 1998
                                                       ------------------------------
                                                       (Unaudited)    *
                                    ASSETS
CURRENT ASSETS
    Cash and cash equivalents.........................   $4,603      $4,485
    Short-term investments............................   12,987      37,075
    Merchandise inventories ..........................   20,247      11,233
    Prepaid expenses and other current assets ........    8,681       4,020
    Deferred taxes ...................................    1,100       1,100
                                                       --------   ---------
      Total current assets............................   47,618      57,913
PROPERTY AND EQUIPMENT--Net ..........................   10,017       6,222
GOODWILL AND OTHER ASSETS ............................   19,712         437
                                                       --------   ---------
TOTAL ASSETS .........................................  $77,347     $64,572
                                                       ========     =======

                     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts payable, accrued expenses and other
     current liabilities .............................  $17,565     $19,849
    Current portion of long-term debt and capital
     leases ..........................................       89         105
                                                       --------   ---------
      Total current liabilities ......................   17,654      19,954
DEFERRED CREDITS .....................................      365         310
LONG-TERM DEBT AND OBLIGATIONS UNDER CAPITAL LEASES         111         164
COMMITMENTS AND CONTINGENCIES (NOTE 6)

STOCKHOLDERS' EQUITY..................................   59,217      44,144
                                                       --------   ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...........  $77,347     $64,572
                                                       ========   =========

* Condensed from audited financial statements

       See Notes to Unaudited Condensed Consolidated Financial Statements
                          dELiA*s Inc. and Subsidiaries

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                           Three Months
                                                          Ended July 31,
                                                         ----------------
                                                         1998        1997
                                                         ----        ----
                                                            (Unaudited)
NET SALES ............................................  $26,451     $21,086
COST OF SALES.........................................   13,712      10,678
                                                        -------     -------
GROSS PROFIT..........................................   12,739      10,408
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES..........   13,499      10,148
INTEREST INCOME, NET..................................      300         268
                                                        -------     -------
INCOME (LOSS) BEFORE INCOME TAXES.....................     (460)        528
PROVISION (BENEFIT) FOR INCOME TAXES..................     (317)        141
                                                        -------     -------
NET INCOME (LOSS).....................................  $  (143)    $   387
                                                        =======     =======
BASIC AND DILUTED NET INCOME (LOSS) PER SHARE.........  $ (0.01)    $  0.03
                                                        =======     =======
SHARES USED IN THE CALCULATION OF BASIC NET
    INCOME (LOSS) PER SHARE...........................   13,498      12,866
                                                        =======     =======
SHARES USED IN THE CALCULATION OF DILUTED NET
    INCOME (LOSS) PER SHARE...........................   13,498      13,003
                                                        =======     =======


                                                            Six Months
                                                          Ended July 31,
                                                         ----------------
                                                         1998        1997
                                                         ----        ----
                                                            (Unaudited)
NET SALES ............................................  $57,645     $38,783
COST OF SALES.........................................   27,935      19,956
                                                        -------     -------
GROSS PROFIT..........................................   29,710      18,827
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES..........   27,591      18,196
INTEREST INCOME, NET..................................      641         481
                                                        -------     -------
INCOME BEFORE INCOME TAXES............................    2,760       1,112
PROVISION FOR INCOME TAXES............................      903         403
                                                        -------     -------
NET INCOME............................................  $ 1,857     $   709
                                                        =======     =======
BASIC AND DILUTED NET INCOME PER SHARE................ $   0.14     $  0.06
                                                        =======     =======
SHARES USED IN THE CALCULATION OF BASIC NET
    INCOME PER SHARE..................................   13,410      12,577
                                                        =======     =======
SHARES USED IN THE CALCULATION OF DILUTED NET
    INCOME PER SHARE..................................   13,618      12,695
                                                        =======     =======








       See Notes to Unaudited Condensed Consolidated Financial Statements
                        dELiA*s Inc. and Subsidiaries

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                   Six Months
                                                                                  Ended July 31,
                                                                                 ----------------
                                                                                 1998        1997
                                                                                 ----        ----
                                                                                    (Unaudited)
CASH FLOWS USED IN OPERATING ACTIVITIES:
    Net income ............................................................     $ 1,857     $   709
    Adjustments to reconcile net income to net cash used in operating activities
     Depreciation and amortization ........................................         762         283
     Amortization of investments ..........................................         136          --
     Compensation expense related to issuance of restricted stock and
      stock appreciation rights. ..........................................          44          54
     Changes in operating assets and liabilities:
          Merchandise inventories .........................................      (6,753)     (3,675)
          Prepaid expenses and other current assets .......................      (4,650)     (2,168)
          Deferred taxes ..................................................          --        (283)
          Other assets ....................................................         (24)        (54)
          Current liabilities .............................................      (2,714)      2,649
          Deferred credits ................................................          55          94
                                                                                -------     -------
    Net cash used in operating activities .................................     (11,287)     (2,391)
                                                                                =======     =======
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
    Purchase of Screeem! Business, net of cash acquired                         (10,303)         --
    Capital expenditures ..................................................      (2,257)     (2,240)
    Purchases of investment securities
       Held-to-maturity ...................................................          --     (22,808)
       Available for sale .................................................     (43,281)         --
    Proceeds from the maturity of held-to-maturity investment securities         30,024          --
    Proceeds from the sale of available-for-sale investment securities           37,209          --
                                                                                -------     -------
Net cash provided by (used in) investing activities .......................      11,392     (25,048)
                                                                                =======     =======
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
    Net proceeds from issuance of common stock ............................          --      19,945
    Exercise of stock options .............................................          82          --
    Net proceeds under line of credit agreement ...........................          --         796
    Proceeds from issuance of long-term debt ..............................          --         168
    Principal payments of long-term debt and capital lease obligations              (69)         --
                                                                                -------     -------
Net cash provided by financing activities .................................          13      20,909
                                                                                =======     =======
INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS ............................         118      (6,530)
CASH & CASH EQUIVALENTS--BEGINNING OF PERIOD ..............................       4,485      21,717
                                                                                -------     -------
CASH & CASH EQUIVALENTS--END OF PERIOD ....................................     $ 4,603     $15,187
                                                                                =======     =======
SUPPLEMENTARY CASH FLOW INFORMATION:
    Income taxes paid .....................................................     $ 3,629     $ 1,076
                                                                                =======     =======
    Interest paid .........................................................     $    13     $    82
                                                                                =======     =======
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITY:
    Issuance of equity securities in connection with the Screeem! Business acquisition (Note 1)

       See Notes to Unaudited Condensed Consolidated Financial Statements
                          dELiA*s Inc. and Subsidiaries

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Business

   dELiA*s Inc. (together with its consolidated subsidiaries, the "Company") is a teen-focused marketer of casual apparel, accessories, cosmetics, home furnishings and soccer merchandise. Through dELiA*s catalog and web site which target girls and young women between the ages of 10 and 24 (an age group known as "Generation Y"), the Company believes it is the leading direct marketer of casual apparel, related accessories and cosmetics distributing a print and on-line catalog to Generation Y. Through its TSI Soccer catalog, retail stores and web site, the Company is a leading direct marketer and retailer of specialty soccer merchandise to Generation Y boys and girls. The Company maintains a corporate headquarters, telemarketing and customer service group in New York, New York, additional telemarketing and corporate facilities in Durham, North Carolina and a fulfillment facility for processing merchandise in Hanover, Pennsylvania. It also operates two dELiA*s retail outlet stores.

   In July 1998, the Company, through two wholly-owned subsidiaries, acquired assets located in 26 retail stores operated under the Screeem! and Jean Country names, as well as the leases for such stores, from American Retail Enterprises, L.P. ("ARE") and certain affiliates of ARE. The Company, through its subsidiaries, also acquired the Screeem!, Jean Country and American Rocket trademarks (together with the acquired retail assets and leases, the "Screeem! Business"). Through these retail stores, the Company offers progressive, fashion-forward unisex branded apparel to Generation Y boys and girls in a dynamic shopping experience, featuring live DJs, fashion models and promotional appearances and events. The purchase price for the acquisition consisted of $10,025,000 in cash and 812,501 shares of dELiA*s Inc. common stock ("Common Stock"). The acquisition, which was completed pursuant to an Asset Purchase Agreement dated June 1, 1998, as amended (the "Screeem! Asset Purchase Agreement"), has been accounted for as a purchase. Accordingly, the operating results of the Screem! Business have been included in the Company's condensed consolidated financial statements since the date of acquisition. The excess of the aggregate purchase price over the fair market value of net assets acquired was allocated to goodwill based upon preliminary estimates of fair value and is being amortized over thirty years. The Company does not expect the final purchase allocation to differ significantly from the preliminary purchase price recorded. On a pro forma basis assuming the acquisition had occurred on February 1, 1997, net sales, net income and earnings per share adjusted for interest and goodwill amortization expenses would have been $45.0 million, $182,000 and $0.01, respectively, for the six months ended July 31, 1997 and $64.3 million, $1.5 million and $0.10, respectively, for the six months ended July 31, 1998. These results are presented for informational purposes only and do not necessarily represent results which would have occurred nor are they indicative of future results of the combined operations.

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

2.  Summary of Significant Accounting Policies and Basis of Presentation

   a. Principles of Consolidation--The condensed consolidated financial statements include the accounts of dELiA*s Inc. and subsidiaries, all of which are wholly owned. All significant intercompany balances and transactions have been eliminated in consolidation.

   b. Unaudited Interim Financial Statements--The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the requirements for Form 10-Q and in accordance with generally accepted accounting principles for interim financial reporting. In the opinion of management, the accompanying condensed consolidated financial statements are presented on a basis consistent with the audited consolidated financial statements and reflect all adjustments (consisting of normal recurring items) necessary for a fair presentation of results for the interim periods presented. The financial statements and footnote disclosures should be read in conjunction with the Company's January 31, 1998 audited consolidated financial statements and the notes thereto, which are included in the Company's Annual Report on Form 10-K for the year ended January 31, 1998, which was filed under the Securities Exchange Act of 1934. Results for the interim periods are not necessarily indicative of the results to be expected for the year.

                          dELiA*s Inc. and Subsidiaries

   c. Reclassifications--Certain amounts have been reclassified to conform to the July 31, 1998 presentation.

   d. Recent Accounting Pronouncements--In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income," which is effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting and display of comprehensive income. The adoption of SFAS No. 130 as of February 1, 1998 did not have an effect on the Company's financial statements or disclosure as the Company has no reconciling items. Therefore net income and comprehensive income are the same.

   In June 1997, the FASB issued SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information," which is effective for fiscal years beginning after December 15, 1997. SFAS No. 131 requires that public companies report certain information about operating segments in their annual financial statements and in condensed financial statements of interim periods issued to shareholders. This statement also requires that public companies report certain information about their products and services, the geographic areas in which they operate and their major customers. The Company is currently reviewing the impact of this statement on its current level of disclosure.

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

   In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, which is effective for fiscal years beginning after June 15, 1999, requires the Company to recognize all derivatives on the balance sheet at fair value. The Company has determined that the adoption of this new standard will not have a material effect on the Company's financial statements or disclosure for all periods presented.

                          dELiA*s Inc. and Subsidiaries

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


3.  Property and Equipment

   Major classes of property and equipment are as follows:

                                         Estimated    July 31,     January 31,
                                       Useful Lives     1998          1998
                                      -------------  -----------   -----------
                                                     (Unaudited)
Furniture, fixtures and equipment     5-10 years     $ 9,330,000   $ 5,444,000
Leasehold improvements...........     Term of lease    2,436,000     1,842,000
                                                     -----------   -----------
Total--at cost...................                     11,766,000     7,286,000
Less accumulated depreciation and
  amortization...................                      1,749,000     1,064,000
                                                     -----------   -----------
Total property and equipment--net                    $10,017,000   $ 6,222,000
                                                     ===========   ===========


4.  Credit and Financing Agreements

   At July 31, 1998, the Company had a line of credit agreement with a bank providing for short-term loans of up to $5.0 million subject to bank approval. Borrowings under the agreement are secured by all assets of the Company except for merchandise inventories and bear interest at the prime rate (8.5 percent at July 31, 1998 and January 31, 1998). There were no funds borrowed under the agreement during the six month period ended July 31, 1998 and the fiscal year ended January 31, 1998. The Company is currently renegotiating this agreement.

   Outstanding letters of credit established to facilitate international merchandise purchases at July 31, 1998 were $3,502,000.


5. Stock Options

   In the six month period ended July 31, 1998, options to purchase an aggregate of 1,476,750 shares of Common Stock were granted to 117 employees of the Company and its subsidiaries. These options will become exercisable over a period of ten months to five years from the date of grant. The exercise price per share of each such option is generally equal to the fair market value of the Common Stock on the date of grant.

                          dELiA*s Inc. and Subsidiaries

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


5.  Stock Options (cont'd.)

   A summary of the status of all plan and non-plan options to purchase shares of Common Stock outstanding as of January 31, 1998 and July 31, 1998 follows:


                                     Fiscal Year                   Six Months
                                 Ended January 31, 1998      Ended July 31, 1998
                                 ----------------------      -------------------
                                            Weighted                 Weighted
                                 Options Exercise Price   Options Exercise Price
                                 ------- --------------   ------- -------- -----
Outstanding at beginning of      383,750         $11.00    744,437        $14.96
period
    Granted                      362,937          19.13  1,476,750         16.60
    Exercised                    (2,250)          11.00     (7,375)        11.11
    Cancelled                         --             --    (25,500)        21.58
                                 -------                 ---------
Outstanding at end of period     744,437          14.96  2,188,312         16.58
                                 =======                 =========
Options exercisable
    At end of period             107,500          11.24    296,987         14.29
                                 =======                 =========


   The Company applies APB No. 25 and related interpretations in accounting for its stock option and purchase plans. Accordingly, no compensation expense has been recognized for those options granted to employees in the six month period ended July 31, 1998 and the year ended January 31, 1998.


   During 1998, the Company reduced the exercise price of approximately 24% of the outstanding common stock options held by the Company's employees to the fair market value per share as of the date of the reduction in price. The Company repriced these employee stock options in an effort to retain employees at a time when a significant percentage of employee stock options had exercise prices that were above fair market value. The Company believes that stock options are a valuable tool in compensating and retaining employees. The repriced options maintain the same vesting and expiration terms. Executive officers and directors were excluded from this repricing.


6.  Commitments and Contingencies

   Pursuant to the Screeem! Asset Purchase Agreement, in the event that the mean of the intraday high and low bid prices for the Common Stock for the 20 consecutive trading days immediately preceding January 10, 2000 (the "18-Month Price") is less than $18.00, the Company has agreed to issue that number of additional shares of Common Stock that is equal to (i) the excess of (x) the product of 208,334 shares (subject to adjustment) multiplied by $18.00 over (y) the product of 208,334 shares multiplied by the greater of the 18-Month Price or $10.00 divided by (ii) the 18-Month Price.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following discussion and analysis should be read in conjunction with the Company's Condensed Consolidated Financial Statements and Notes thereto included elsewhere in this Report.

Overview

   The Company is a teen-focused marketer of casual apparel, accessories, cosmetics, home furnishings and soccer merchandise. Through dELiA*s catalog and web site which target girls and young women between the ages of 10 and 24 (an age group known as "Generation Y"), the Company believes it is the leading direct marketer of casual apparel, related accessories and cosmetics distributing a print and on-line catalog to Generation Y. Through its TSI Soccer catalog, retail stores and web site, the Company is a leading direct marketer and retailer of specialty soccer merchandise to Generation Y boys and girls. The Company maintains a corporate headquarters, telemarketing and customer service group in New York, New York, additional telemarketing and corporate facilities in Durham, North Carolina and a fulfillment facility for processing merchandise in Hanover, Pennsylvania. It also operates two dELiA*s retail outlet stores.

   On July 10, 1998, the Company, through two wholly-owned subsidiaries, acquired assets located in 20 retail stores operated under the Screeem! and Jean Country names, as well as the leases for such stores, from American Retail Enterprises, L.P. ("ARE") and certain affiliates of ARE. The Company, through its subsidiaries, acquired assets located in six additional Screeem! and Jean Country stores, as well as the lease for those stores, in subsequent closings held on July 17 and July 24, 1998. The Company, through its subsidiaries, also acquired the Screeem!, Jean Country and American Rocket trademarks. The acquisition was completed pursuant to an Asset Purchase Agreement dated June 1, 1998, as amended (the "Asset Purchase Agreement"). The purchase price for the acquisition consisted of $10,025,000 in cash and 812,501 shares (the "Stock Consideration") of dELiA*s Inc. common stock ("Common Stock").

   Pursuant to the Asset Purchase Agreement, the Company agreed to register the Stock Consideration for resale under the Securities Act of 1933. The Company has registered 604,167 shares of the Stock Consideration and is required to register the remaining 208,334 shares by January 10, 2000.

   In addition, pursuant to the Asset Purchase Agreement, in the event that the mean of the intraday high and low bid prices for the Common Stock for the 20 consecutive trading days immediately preceding January 10, 2000 (the "18-Month Price") is less than $18.00, the Company has agreed to issue that number of additional shares of Common Stock that is equal to (i) the excess of (x) the product of 208,334 shares (subject to adjustment) multiplied by $18.00 over (y) the product of 208,334 shares multiplied by the greater of the 18-Month Price or $10.00 divided by (ii) the 18-Month Price.

   The acquired stores include 11 stores operating under the Screeem! name and concept, as well as 15 stores currently operating under the Jean Country name (together, the "Screeem! Business"), the majority of which the Company intends to convert to Screeem! stores over the next 12 months. The Screeem! stores provide a dynamic shopping experience, featuring live DJs, fashion models and promotional appearances and events. Screeem! offers its customers progressive, fashion-forward, unisex branded apparel focusing principally on denim and fashion bottoms, t-shirts and tops, accessories, novelties and shoes. All of the stores are located in major regional shopping malls in New York, New Jersey, Connecticut, Pennsylvania and Massachusetts.

Results of Operations

   The following table sets forth, for the periods indicated, the percentage relationship of certain items from the Company's statement of operations to net sales. Any trends reflected by the following table may not be indicative of future results.

                                                             Three Months             Six Months
                                                             Ended July 31,         Ended July 31,
                                                            ----------------       ----------------
                                                             1998      1997         1998      1997
                                                             ----      ----         ----      ----
Net sales ...............................................     100.0 %    100.0%      100.0%     100.0%
Cost of sales............................................      51.8       50.7        48.4       51.4
                                                            -------   --------     -------   --------
Gross profit.............................................      48.2       49.3        51.6       48.6
Selling, general and administrative expenses.............      51.0       48.1        47.9       46.9
Interest income, net.....................................       1.1        1.3         1.1        1.2
                                                            -------   --------     -------   --------
Income before provision for income taxes.................      (1.7)       2.5         4.8        2.9
Provision for income taxes...............................      (1.2)       0.7         1.6        1.0
                                                            -------   --------     -------   --------
Net income ..............................................      (0.5)%      1.8%        3.2%       1.9%
                                                            =======   ========     =======   ========

Comparison of Three Months Ended July 31, 1998 and 1997

   Net Sales. Net sales increased approximately $5.4 million to $26.5 million in the second quarter of fiscal 1998 from $21.1 million in the second quarter of fiscal 1997. Sales results were driven by increased catalog circulation, strong outlet store sales and the July Screeem! Business acquisition. The Company distributed approximately the same number of catalogs in the second quarter of fiscal 1998 as in the second quarter of fiscal 1997, although variances in the timing of mailings render comparisons unmeaningful. Aggregate response rates from catalogs distributed in the second quarter of fiscal 1998 declined relative to catalogs distributed in the second quarter of fiscal 1997 as the Company (i) broadened the distribution of its catalogs and increased its prospecting efforts and (ii) mailed additional catalog editions to a large number of persons who had received a prior edition of those catalogs earlier in the period. The Company believes aggregate response rates will usually decline as it broadens the distribution of its catalog and when it mails additional catalog editions within the same fiscal period.

   Gross Margin. Gross margin decreased to 48.2% in the second quarter of fiscal 1998 from 49.3% in the second quarter of fiscal 1997. The decrease in gross margin as a percentage of sales was due to a higher proportion merchandise sales through the Company's sales circulars and outlet stores.

   Selling, General and Administrative Expenses. Selling, general and administrative expenses increased approximately $3.4 million, to $13.5 million in the second quarter of fiscal 1998 from $10.1 million in the second quarter of fiscal 1997. Selling, general and administrative expenses increased as a percentage of net sales from 48.1% in the second quarter fiscal 1997 to 51.0% in the second quarter of fiscal 1998. The increase was due to greater spending on dELiA*s catalog circulation coupled with lower response rates on catalogs mailed, as well as increased expenses associated with the Company's retail infrastructure development and the acquisition of the Screeem! and Jean Country stores, offset by reversal or use of a $350,000 reserve previously established in connection with the Company's acquisition of the TSI Soccer business.

Comparison of Six Months Ended July 31, 1998 and 1997

   Net Sales. Net sales increased approximately $18.8 million to $57.6 million in the first six months of fiscal 1998 from $38.8 million in the first six months of fiscal 1997. Sales results were driven by increased catalog circulation, strong outlet store sales and the July Screeem! Business acquisition. The Company distributed approximately 80% more catalogs (excluding sales circulars) in the first six months of fiscal 1998 as in the first six months of fiscal 1997. Aggregate response rates from catalogs distributed in the first six months of fiscal 1998 declined relative to catalogs distributed in the first six months of fiscal 1997 as the Company (i) broadened the distribution of its catalogs and increased its prospecting efforts and (ii) mailed additional catalog editions to a large number of persons who had received a prior edition of those catalogs earlier in the period. The Company believes aggregate response rates will usually decline when it broadens the distribution of its catalog mails additional catalog editions within the same fiscal period.

   Gross Margin. Gross margin increased to 51.6% in the first six months of fiscal 1998 from 48.6% in the first six months of fiscal 1997. The increase in gross margin was due to a greater proportion in the earlier part of the period of higher-margin apparel sales from the dELiA*s catalog in relation to lower-margin soccer-related merchandise through the TSI soccer catalog as well as lower markdowns and better recovery on discounted sales through the Company's liquidation outlets. This increase was offset by a higher proposition of merchandise sales through these liquidation channels.

   Selling, General and Administrative Expenses. Selling, general and administrative expenses increased approximately $9.4 million, to $27.6 million in the first six months of fiscal 1998 from $18.2 million in the first six months of fiscal 1997. Selling, general and administrative expenses increased as a percentage of net sales from 46.9% in the first six months of fiscal 1997 to 47.9% in the first six months of fiscal 1998. The increase was due to greater spending on dELiA*s catalog circulation coupled with lower response rates on catalogs mailed, as well as increased expenses associated with the Company's retail infrastructure development and the acquisition of the Screeem! and Jean Country stores.

   Interest Income, Net. Interest income, net, increased approximately $160,000 to $641,000 in the first six months of fiscal 1998 from $481,000 in the first six months of fiscal 1997. The increase in interest income, net, was primarily due to the Company's investment of the net proceeds from its 1997 follow-on public offering of Common Stock, which proceeds were received in the second quarter of fiscal 1997.


Selected Quarterly Results of Operations

   The following table sets forth certain unaudited statements of operations data for the six quarters ended July 31, 1998, as well as such data expressed as a percentage of the Company's total net sales for the periods indicated. This data has been derived from unaudited financial statements that, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation of such information when read in conjunction with the Company's annual audited financial statements and notes thereto.


                         ---------------------------------------------------------------
                                                 Quarter Ended
                         ---------------------------------------------------------------
                           Fiscal 1998                        Fiscal 1997
                         -----------------   -------------------------------------------
                         July 31,   Apr. 30,   Jan. 31,   Oct. 31,   July 31,   Apr. 30,
                          1998       1998       1998       1997       1997       1997
                          ----       ----       ----       ----       ----       ----
                                              (in thous  ands)
Net sales.............   $26,451    $31,194    $42,909    $31,357    $21,086    $17,697
Cost of sales.........    13,712     14,223     21,397     16,514     10,678      9,278
                         -------    -------    -------    ------     --------   -------
Gross profit..........    12,739     16,971     21,512     14,843     10,408      8,419
Selling, general and
   administrative
   expenses...........    13,499     14,092     17,007     12,684     10,148      8,048
Merger-related costs          --         --      1,614         --         --         --
Interest income, net..       300        341        382        338        268        213
                         -------    -------    -------    -------    -------    -------
Income (loss) before
 provision (benefit) for
 income taxes.........      (460)     3,220      3,273      2,497        528        584
Provision (benefit) for
 income taxes.........      (317)     1,220      1,183        870        141        262
                         -------    -------    -------    -------    -------    -------
Net income (loss) ....   $  (143)   $ 2,000    $ 2,090    $ 1,627    $    38    $   322
                         =======    =======    =======    =======    =======    =======

                                           Percentage of Net Sales
                         ---------------------------------------------------------------
Net sales.............     100.0%     100.0%     100.0%     100.0%     100.0%     100.0%
Cost of Sales.........      51.8       45.6       49.9       52.7       50.7       52.4
                         -------    -------    -------    -------    -------    -------
Gross profit..........      48.2       54.4       50.1       47.3       49.3       47.6
Selling, general and
    administrative
    expenses..........      51.0       45.2       39.6       40.5       48.1       45.5
Merger-related costs..        --         --        3.8         --         --         --
Interest income, net..       1.1        1.1        0.9        1.1        1.3        1.2
                         -------    -------    -------    -------    -------    -------
Income (loss) before
 provision (benefit) for
 income taxes.........      (1.7)      10.3        7.6        8.0        2.5        3.3
Provision (benefit) for
 income taxes.........      (1.2)       3.9        2.7        2.8        0.7        1.5
                         -------    -------    -------    -------    -------    -------
Net income (loss).....      (0.5)%      6.4%       4.9%       5.2%       1.8%       1.8%
                         =======    =======    =======    =======    =======    =======

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


Liquidity and Capital Resources

   Cash used in operations in the first six months of fiscal 1998 and 1997 was $11.3 million and $2.4 million, respectively. The increase in cash used in operations was due in part to earlier payment of certain liabilities, including accounts payable due to inventory vendors and other vendors. The Company also increased inventory levels at its TSI Soccer division in an efort to improve fill rates as well as increasing inventory at dELiA*s in anticipation of greater sales. In addition, the Company paid certain liabilities of its TSI Soccer business earlier in fiscal 1998 than it did in fiscal 1997 in order to take advantage of discounts.

   Cash provided by investing activities in the first six months of fiscal 1998 and cash used in investing in the first six months of fiscal 1997 was $11.4 million and $25.0 million, respectively, including the sale of short-term, investment-grade investments in fiscal 1998 and the purchase of short-term, investment-grade investments in fiscal 1997. The Company expects to make additional capital expenditures of approximately $3.0 million to upgrade its management information systems in fiscal 1998. The Company also anticipates additional capital expenditures of at least $1.0 million in fiscal 1998 for property, plant and equipment, including leasehold improvements, office equipment and expenditures relating to the conversion of Jean Country stores to Screeem! stores and the Company's warehouse and distribution operations. See "--Results of Operations."

   The Company did not engage in any significant cash financing activities in the first six months of fiscal 1998. Cash flows from financing activities in the first six months of fiscal 1997 were $20.9 million as a result of a public offering of common stock.

   Cash and cash equivalents increased by approximately $118,000 to $4.6 million at July 31, 1998 from $4.5 million at January 31, 1998.

   The Company has a revolving line of credit for seasonal working capital, collateralized by all of the Company's assets other than inventory. The maximum amount available under the line of credit is $5.0 million. The interest rate on the line of credit is the lending bank's prime rate (8.5% at July 31, 1998). The Company has not drawn on this line. The Company is currently renegotiating this line of credit. Outstanding letters of credit established to facilitate international merchandise purchases at July 31, 1998 were $3,502,000.

   The Company believes that its cash on hand, together with cash generated by operations, will be sufficient to meet its capital and operating requirements through at least fiscal 1998. The Company's future capital requirements, however, depend on numerous factors, including, without limitation, the success of its marketing, sales and distribution efforts. The Company may choose to borrow funds in fiscal 1999 in order to finance the opening of new stores. There can be no assurance that such funds will be available to the Company on favorable terms or at all.


Inflation

   The Company does not believe that inflation has had a material adverse effect on net sales or results of operations. The Company has generally been able to pass on increased costs related to inflation through increases in its prices to customers.


Year 2000

   The Company recognizes that its operations may be negatively affected by Year 2000 software issues. The Company is heavily dependent upon complex computer software and systems for all phases of its operations. Many existing computer programs and systems use only two digits to identify a year in the date field. These programs and systems were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000. Accordingly, the Company has prepared a Year 2000 compliance program which involves (i) identifying the material operating software and systems on which the Company depends (whether used by the Company or by the Company's service providers), (ii) obtaining written warranties or assurances from third party software and systems vendors and service providers, (iii) monitoring the compliance efforts of such vendors and service providers and (iv) testing its material operating software and systems.

   All of the Company's material operating software and systems, including telecommunications and warehouse systems, in addition to information technology systems, were developed by and are supported by third party vendors. Each of the third party vendors of the Company's mission-critical operating software have provided written warranties or assurances to the Company that such software will not be affected by the change in the century. The majority of the third party vendors of the Company's other material operating software and systems have also provided such warranties or assurances that such software and systems will be compliant by December 31, 1998. The Company expects to begin performing tests of all its material operating software and systems to verify the assurances given by these third party vendors and ensure Year 2000 compliance later in fiscal 1998. However, there can be no assurance that all of the Company's material operating software and systems will be in Year 2000 compliance.

   In addition to the operating systems and software the Company uses directly, the Company's operations are also dependent upon the performance of operating software and systems used by its significant service providers, including providers of financial, telecommunications and parcel delivery services. The Company has contacted each of its significant service providers and has obtained written assurances from the majority of such providers that the providers' relevant operating software and systems are in Year 2000 compliance or will be by December 31, 1998. The Company is monitoring the status of all its significant service providers' Year 2000 compliance efforts to minimize the risk of any material adverse effect on the Company's operations resulting from compliance failures. However, there can be no assurance that the Company's service providers have, or will have, operating software and systems that are in Year 2000 compliance.

   A software or systems Year 2000 compliance failure with respect to the Company's internal systems and software, or that of third party service providers, could prevent the Company from being able to process or fulfill orders from its customers, or could disrupt the Company's financial and management controls and reporting systems. Any such failure, if not quickly remedied, would have a material adverse effect on the Company. Therefore, the Company is developing contingency plans with respect to such systems and software.

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


Recent Accounting Pronouncements

   In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which is effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting and display of comprehensive income. The adoption of SFAS No. 130 as of February 1, 1998 did not have an effect on the Company's financial statements or disclosure as the Company has no reconciling items. Therefore net income and comprehensive income are the same.

   In June 1997, the FASB issued SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information," which is effective for fiscal years beginning after December 15, 1997. SFAS No. 131 requires that public companies report certain information about operating segments in their annual financial statements and in condensed financial statements of interim periods issued to shareholders. This statement also requires that public companies report certain information about their products and services, the geographic areas in which they operate and their major customers. The Company is currently reviewing the impact of this statement on its current level of disclosure.

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

   In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, which is effective for fiscal years beginning after June 15, 1999, requires the Company to recognize all derivatives on the balance sheet at fair value.

The Company has determined that the adoption of this new standard will not have a material effect on the Company's financial statements or disclosure for all periods presented.

                                     PART II
                                OTHER INFORMATION

Item 1. Legal Proceedings

   The Company is not involved in any legal proceedings that management believes would have a material adverse effect on the Company's financial position or results of operations.


Item 2. Changes in Securities

Recent Sales of Unregistered Securities

   On July 10, July 17 and July 24, 1998, the Company issued an aggregate of 812,501 shares of Common Stock to ARE as partial consideration for the Screeem! Business. See "Part I--Item 1--Management's Discussion and Analysis of Financial Condition and Results of Operation--Overview." The issuance was exempt from the provisions of Section 5 of the Securities Act of 1933 pursuant to Section 4(2) thereof and/or Regulation D promulgated thereunder.


Use of Proceeds from Registered Securities

   On December 18, 1996, the Securities and Exchange Commission declared effective the Company's Registration Statement (No. 333-15153) on Form S-1, as then amended, relating to the Company's initial public offering of 2,702,500 shares of Common Stock (of which 2,052,500 were offered by the Company.)

   The net offering proceeds to the Company after deducting the expenses were approximately $19,845,000.

   From December 24, 1996 until January 31, 1998, the net offering proceeds were invested in interest-bearing, investment-grade securities. During the first six months of fiscal 1998, the Company applied all of the net offering proceeds as follows: (1) $10,025,000 as partial consideration for the Screeem! Business and
(2) $9,820,000 for working capital.


Item 3. Defaults Upon Senior Securities

   None.


Item 4. Submission of Matters to a Vote of Security Holders

            The Annual Meeting of Stockholders of the Company was held on July 14, 1998, for the purpose of: (i) electing two directors, (ii) approving the Company's Amended and Restated 1996 Stock Incentive Plan and (iii) ratifying the selection of auditors for the current fiscal year. Proxies were solicited by management pursuant to Regulation 14 under the Securities Exchange Act of 1934. There was no solicitation in opposition to management's proposals and nominees, and all such proposals were adopted and nominees elected.

With respect to the re-election of Mr. Sidney S. Kahn and Ms. Geraldine Karetsky as directors of the Company, the number of shares of Common Stock voted was as follows:



      Director                  For             Withheld          Abstain
      --------                  ---             --------          -------
      Sidney S. Kahn         12,263,690          41,935             100
      Geraldine Karetsky     12,263,790          42,035             100


     The terms of office of directors Christopher C. Edgar, S. Roger Horchow, Stephen I. Kahn, and Joseph J. Pinto continued after the meeting.

      With respect to the approval of the Amended and Restated 1996 Stock Incentive Plan, the number of shares of Common Stock voted was as follows:


                     For          Withheld      Abstain
                     ---          --------      -------
                  9,682,454       1,071,263      9,625



      With respect to the ratification of Deloitte & Touche LLP as independent auditors for the current fiscal year, the number of shares of Common Stock voted was as follows:

                        For      Withheld   Abstain
                        ---      --------   -------
                    12,319,390     860       5,475


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

      10.3 Employment Agreement between the Company and Evan Guillemin (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1 (Registration No. 333-15153))

      10.4 Form of Family Stockholders Agreement among the Company, Stephen I. Kahn and the persons listed on exhibit A thereto (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1 (Registration No. 333-15153))

      10.5 Amended and Restated 1996 Stock Incentive Plan (incorporated by reference to the Company's Schedule 14A filed on June 12, 1998)

      10.6 Restricted Stock Plan (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1 (Registration No. 333-15153))

      10.7 Stock Option Agreement between the Company and Evan Guillemin (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1 (Registration No. 333-15153))

      10.8 Transitional Services Agreement, dated as of July 10, 1998, among American Retail Enterprises, L.P., Screeem Inc., and the Company

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

      10.12 Lease Agreement dated April 25, 1997 between the Company and Keystone Distribution Center, Inc. (incorporated by reference to
             Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1997)

      10.13 Agreement, dated April 4, 1997, between the Company and The Rector, Church Wardens and Vestrymen of Trinity Church in the City of New York amending the Lease Agreement (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1997)

      10.14 Agreement, dated October 7, 1997, between the Company and The Rector, Church Wardens and Vestrymen of Trinity Church in the City of New York amending the Lease Agreement (incorporated by reference to 10.14 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1997)

      27     Financial Data Schedule

(b) The Company filed a Current Report on Form 8-K, dated July 27, 1998, reporting Item 5. This report contained information about the acquisition of the Screeem! Business.

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               dELiA*s Inc.
                               (Registrant)
Date: September 14, 1998

                               By: /s/  Stephen I. Kahn
                                   ----------------------
                                   Stephen I. Kahn
                                   Chairman of the Board, President and
                                   Chief Executive Officer


                               By: /s/  Evan Guillemin
                                   ----------------------
                                   Evan Guillemin
                                   Chief Financial Officer and Treasurer
                                   (principal financial and accounting officer)

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

10.1 Form of Employment Agreement between the Company and Stephen I. Kahn (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1 (Registration No. 333-15153))

10.2 Employment Agreement between the Company and Christopher C. Edgar (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1 (Registration No. 333-15153))

10.3 Employment Agreement between the Company and Evan Guillemin (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1 (Registration No. 333-15153))

10.4 Form of Family Stockholders Agreement among the Company, Stephen I. Kahn and the persons listed on exhibit A thereto (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1 (Registration No. 333-15153))

10.5 Amended and Restated 1996 Stock Incentive Plan (incorporated by reference to the Company's Schedule 14A filed on June 12, 1998)

10.6 Restricted Stock Plan (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1 (Registration No. 333-15153))

10.7 Stock Option Agreement between the Company and Evan Guillemin (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1 (Registration No. 333-15153))

10.8 Transitional Services Agreement, dated as of July 10, 1998, among American Retail Enterprises, L.P., Screeem Inc., and the Company

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

10.12 Lease Agreement dated April 25, 1997 between the Company and Keystone Distribution Center, Inc. (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1997)

10.13 Agreement dated April 4, 1997 between the Company and The Rector, Church Wardens and Vestrymen of Trinity Church in the City of New York amending the Lease Agreement (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended January 31,
      1997)

10.14 Agreement dated October 7, 1997 between the Company and The Rector, Church Wardens and Vestrymen of Trinity Church in the City of New York amending the Lease Agreement (incorporated by reference to 10.14 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended October 31,
      1997)

27    Financial Data Schedule