Form 10-Q/A
period 1998-07-31
DELIAS INC
filed 1998-09-17
CIK 1026114

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q/A
                               (Amendment No. 1)


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

   Certain statements contained herein, including, without limitation, information appearing under "Part 1 - Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Forward-looking statements involve a number of risks and uncertainties including, but not limited to, general economic conditions, increases in materials, printing, paper, postage, shipping and labor costs, timing of catalog mailings, customer response rates, levels of competition and other factors outside the control of the Company. These factors, and other factors that appear with the forward-looking statements, or in the Company's other Securities and Exchange Commission filings, including its Annual Report on Form 10-K for the year ended January 31, 1998, could affect the Company's actual results and could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company herein.


   All references in this Report to a particular fiscal year refer to the year ended January 31 following the particular year (e.g. "fiscal 1998" refers to the fiscal year ending January 31, 1999.)


Explanatory Note: This Report amends the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 1998 and the Financial Data Schedule filed as Exhibit 27 thereto. Refer to Note 1 to the Unaudited Condensed Consolidated Financial Statements contained in "Part 1 - Item 1 - Condensed Consolidated Financial Statements" for revised pro forma information in connection with the Company's acquisition of the Screeem! Business as defined therein.


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


   In July 1998, the Company, through two wholly-owned subsidiaries, acquired assets located in 26 retail stores operated under the Screeem! and Jean Country names, as well as the leases for such stores, from American Retail Enterprises, L.P. ("ARE") and certain affiliates of ARE. The Company, through its subsidiaries, also acquired the Screeem!, Jean Country and American Rocket trademarks (together with the acquired retail assets and leases, the "Screeem! Business"). Through these retail stores, the Company offers progressive, fashion-forward unisex branded apparel to Generation Y boys and girls in a dynamic shopping experience, featuring live DJs, fashion models and promotional appearances and events. The purchase price for the acquisition consisted of $10,025,000 in cash and 812,501 shares of dELiA*s Inc. common stock ("Common Stock"). The acquisition, which was completed pursuant to an Asset Purchase Agreement dated June 1, 1998, as amended (the "Screeem! Asset Purchase Agreement"), has been accounted for as a purchase. Accordingly, the operating results of the Screem! Business have been included in the Company's condensed consolidated financial statements since the date of acquisition. The excess of the aggregate purchase price over the fair market value of net assets acquired was allocated to goodwill based upon preliminary estimates of fair value and is being amortized over thirty years. The Company does not expect the final purchase allocation to differ significantly from the preliminary purchase price recorded. On a pro forma basis, assuming the acquisition had occurred on February 1 of each year and incorporating the operating results of the Screeem! Business for the first six months of the Screeem! Business fiscal year, net sales, net income and earnings per share would have been $50,236,000, $20,000 and $0.00, respectively, for the six months ended July 31, 1997 and $72,170,000, $742,000 and $0.05, respectively, for the six months ended July 31, 1998. These results are presented for informational purposes only and do not necessarily represent results which would have occurred nor are they indicative of future results of the combined operations.


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

                                                             Three Months             Six Months
                                                             Ended July 31,         Ended July 31,
                                                            ----------------       ----------------
                                                             1998      1997         1998      1997
                                                             ----      ----         ----      ----
Net sales ...............................................   100.0%    100.0%       100.0%    100.0%
Cost of sales............................................    51.8      50.7         48.4      51.4
                                                            -----     -----        -----     -----
Gross profit.............................................    48.2      49.3         51.6      48.6
Selling, general and administrative expenses.............    51.0      48.1         47.9      46.9
Interest income, net.....................................     1.1       1.3          1.1       1.2
                                                            -----     -----        -----     -----
Income before provision for income taxes.................    (1.7)      2.5          4.8       2.9
Provision for income taxes...............................    (1.2)      0.7          1.6       1.0
                                                            -----     -----        -----     -----
Net income ..............................................    (0.5)%     1.8%         3.2%      1.9%
                                                            =====     =====        =====     =====

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

      10.6 Restricted Stock Plan (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1 (Registration No. 333-15153))

      10.7 Stock Option Agreement between the Company and Evan Guillemin (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1 (Registration No. 333-15153))


      10.8 Transitional Services Agreement, dated as of July 10, 1998, among American Retail Enterprises, L.P., Screeem Inc., and the Company (incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 31,
             1998)


      10.9 Lease Agreement dated May 3, 1995 between the Company and The Rector, Church-Wardens and Vestrymen of Trinity Church in the City of New-York (the "Lease Agreement"); Modification and Extension of Lease Agreement dated September 26, 1996 (incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1 (Registration No. 333-15153))

      10.10 Form of Restricted Stock Agreements between the Company and holders of Common Stock subject to the Restricted Stock Plan (incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1 (Registration No. 333-15153))

      10.11  [omitted]

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

Date: September 17, 1998


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

10.6 Restricted Stock Plan (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1 (Registration No. 333-15153))

10.7 Stock Option Agreement between the Company and Evan Guillemin (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1 (Registration No. 333-15153))


10.8 Transitional Services Agreement, dated as of July 10, 1998, among American Retail Enterprises, L.P., Screeem Inc., and the Company
      (incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 1998)


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