Form 10-Q
period 1998-10-31
DELIAS INC
filed 1998-12-15
CIK 1026114

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


    [X]                         QUARTERLY REPORT

                            -------------------------

                     Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                 For the quarterly period ended October 31, 1998



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



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   YES [X]      NO [_]

     Number of shares of Common Stock outstanding as of December 10, 1998:
14,138,790

     Certain statements contained herein, including, without limitation, information appearing under "Part I - Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Forward-looking statements involve a number of risks and uncertainties including, but not limited to, general economic conditions, increases in materials, printing, paper, postage, shipping and labor costs, timing of catalog mailings, customer response rates, levels of competition and other factors outside the control of the Company. These factors, and other factors that appear with the forward-looking statements, or in the Company's other Securities and Exchange Commission filings, including its Annual Report on Form 10-K for the year ended January 31, 1998, could affect the Company's actual results and could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company herein.

     All references in this Report to a particular fiscal year refer to the year ended January 31 following the particular year (e.g., "fiscal 1998" refers to the fiscal year ending January 31, 1999).


                                     PART I
                              FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements
                          dELiA*s Inc. and Subsidiaries

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                January 31, 1998   October 31, 1998
                                                                ----------------   ----------------
                                                                         *           (Unaudited)
                                     ASSETS
CURRENT ASSETS
    Cash and cash equivalents....................................    $ 4,485            $ 3,454
    Short-term investments.......................................     37,075                 --
    Merchandise inventories .....................................     11,233             32,606
    Prepaid expenses and other current assets ...................      4,020             10,738
    Deferred taxes ..............................................      1,100              1,100
                                                                     -------            -------
        Total current assets ....................................     57,913             47,898
PROPERTY AND EQUIPMENT--Net .....................................      6,222             11,060
GOODWILL AND OTHER ASSETS .......................................        437             25,205
                                                                     -------            -------
TOTAL ASSETS ....................................................    $64,572            $84,163
                                                                     =======            =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts payable, accrued expenses and other current
      liabilities ...............................................    $19,849            $24,019
    Current portion of long-term debt and capital leases.........        105                113
                                                                     -------            -------
        Total current liabilities ...............................     19,954             24,132

DEFERRED CREDITS ................................................        310                 --
LONG-TERM DEBT AND OBLIGATIONS UNDER CAPITAL LEASES..............        164                 67
COMMITMENTS AND CONTINGENCIES (NOTE 6)

STOCKHOLDERS' EQUITY.............................................     44,144             59,964
                                                                     -------            -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ......................    $64,572            $84,163
                                                                     =======            =======

* Condensed from audited financial statements

       See Notes to Unaudited Condensed Consolidated Financial Statements
                          dELiA*s Inc. and Subsidiaries

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                                          Three Months
                                                                        Ended October 31,
                                                                    -----------------------
                                                                      1997           1998
                                                                      ----           ----
                                                                          (Unaudited)
NET SALES........................................................    $31,357      $ 40,821
COST OF SALES....................................................     16,514        19,979
                                                                     -------      --------
GROSS PROFIT.....................................................     14,843        20,842

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.....................     12,684        19,691
INTEREST INCOME, NET.............................................        338           126
                                                                     -------      --------
INCOME BEFORE INCOME TAXES.......................................      2,497         1,277
PROVISION FOR INCOME TAXES.......................................        870           530
                                                                     -------      --------
NET INCOME.......................................................    $ 1,627      $    747
                                                                     =======      ========
BASIC AND DILUTED NET INCOME PER SHARE...........................    $  0.12      $   0.05
                                                                     =======      ========
SHARES USED IN THE CALCULATION OF BASIC NET
    INCOME PER SHARE.............................................     13,301        14,139
                                                                     =======      ========
SHARES USED IN THE CALCULATION OF DILUTED NET
    INCOME PER SHARE.............................................     13,445        14,735
                                                                     =======      ========

                                                                           Nine Months
                                                                        Ended October 31,
                                                                    -----------------------
                                                                      1997           1998
                                                                      ----           ----
                                                                          (Unaudited)
NET SALES........................................................     $70,140     $ 98,466
COST OF SALES....................................................      36,470       47,914
                                                                      -------     --------
GROSS PROFIT.....................................................      33,670       50,552
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.....................      30,880       47,282
INTEREST INCOME, NET.............................................         819          767
                                                                      -------     --------
INCOME BEFORE INCOME TAXES.......................................       3,609        4,037
PROVISION FOR INCOME TAXES.......................................       1,273        1,433
                                                                      -------     --------
NET INCOME.......................................................     $ 2,336     $  2,604
                                                                      =======     ========
BASIC AND DILUTED NET INCOME PER SHARE...........................     $  0.18     $   0.19
                                                                      =======     ========
SHARES USED IN THE CALCULATION OF BASIC NET
    INCOME PER SHARE.............................................      12,818       13,653
                                                                      =======     ========
SHARES USED IN THE CALCULATION OF DILUTED NET
    INCOME PER SHARE.............................................      12,945       13,990
                                                                      =======     ========

       See Notes to Unaudited Condensed Consolidated Financial Statements
                          dELiA*s Inc. and Subsidiaries

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                           Nine Months
                                                                        Ended October 31,
                                                                    -----------------------
                                                                      1997           1998
                                                                      ----           ----
                                                                          (Unaudited)
CASH FLOWS USED IN OPERATING ACTIVITIES:
    Net income...................................................   $  2,336      $  2,604
    Adjustments to reconcile net income to net cash used in
     operating activities
      Depreciation and amortization..............................        517         1,631
      Amortization of investments................................         --           160
      Compensation expense related to issuance of restricted
         stock and stock appreciation rights.....................         75            44
      Changes in operating assets and liabilities:
            Merchandise inventories..............................     (6,990)      (18,262)
            Prepaid expenses and other current assets............     (5,960)       (6,677)
            Deferred taxes.......................................        629            --
            Other assets.........................................        (99)          165
            Current liabilities .................................      7,731         2,139
            Deferred credits.....................................        120          (310)
                                                                    --------      --------
    Net cash used in operating activities........................     (1,641)      (18,506)
                                                                    ========      ========
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
    Acquisitions, net of cash acquired (Note 1)..................        --        (15,187)
    Capital expenditures.........................................     (4,213)       (4,180)
    Purchases of investment securities
       Held-to-maturity..........................................    (27,769)           --
       Available for sale........................................         --       (46,513)
    Proceeds from the maturity of held-to-maturity investment
       securities................................................         --        30,024
    Proceeds from the sale of available-for-sale investment
       securities................................................         --        53,404
                                                                    --------      --------
Net cash provided by (used in) investing activities..............    (31,982)       17,548
                                                                    ========      ========
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
    Net proceeds from issuance of common stock...................     19,945            --
    Exercise of stock options....................................         --            82
    Net proceeds under line of credit agreement..................        796            --
    Proceeds from issuance of long-term debt.....................        168            --
    Principal payments of long-term debt and capital lease
       obligations...............................................       (243)         (155)
                                                                    --------      --------
Net cash provided by (used in) financing activities..............     20,666           (73)
                                                                    ========      ========
INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS ..................    (12,957)       (1,031)
CASH & CASH EQUIVALENTS--BEGINNING OF PERIOD.....................     21,717         4,485
                                                                    --------      --------
CASH & CASH EQUIVALENTS--END OF PERIOD ..........................   $  8,760       $ 3,454
                                                                    ========      ========
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITY:

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

    In July 1998, the Company acquired assets located in 26 retail stores as well as the leases for such stores and related trademarks (together, the "Screeem! Business".) The acquisition has been accounted for as a purchase with the excess of the aggregate purchase price over the fair market value of net assets acquired allocated to goodwill based upon preliminary estimates of fair values. The Company does not expect the final purchase allocation to differ significantly from the preliminary purchase price recorded. On a pro forma basis, assuming the acquisition had occurred on the first day of each fiscal year, net sales, net income and earnings per share would have been $92,100,000, $1,924,000 and $0.14, respectively, for the nine months ended October 31, 1997 and $112,991,000, $1,489,000 and $0.10, respectively, for the nine months ended October 31, 1998. These results are presented for informational purposes only and do not necessarily represent results which would have occurred nor are they indicative of future results of combined operations.

    In September 1998, the Company acquired certain assets from the estate of Fulcrum Direct, Inc. for approximately $4.75 million in cash. The primary assets included the trademarks and customer lists for the Zoe, Storybook Heirlooms, Playclothes, After the Stork and Just for Kids catalogs. The Company also purchased selected Zoe and Storybook Heirlooms inventory and assumed certain Storybook Heirlooms customer refund liabilities. The acquisition has been accounted for as a purchase with the excess of the aggregate purchase price over the fair market value of net assets acquired allocated to goodwill based upon preliminary estimates of fair values. The Company does not expect the final purchase allocation to differ significantly from the preliminary purchase price recorded.

    The Company is subject to seasonal fluctuations in its merchandise sales and results of operations. The Company expects its net sales and operating results generally to be lower in the first and second quarters than in the third and fourth quarters (which include the majority of the back-to-school season and the holiday season) of each fiscal year.


2. Summary of Significant Accounting Policies and Basis of Presentation

    a. Principles of Consolidation--The condensed consolidated financial statements include the accounts of dELiA*s Inc. and subsidiaries, all of which are wholly owned. All significant intercompany balances and transactions have been eliminated in consolidation.

                          dELiA*s Inc. and Subsidiaries

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

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

    c. Reclassifications--Certain amounts have been reclassified to conform to the October 31, 1998 presentation.

    d. Recent Accounting Pronouncements--In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income," which is effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting and display of comprehensive income. The adoption of SFAS No. 130 as of February 1, 1998 did not have an effect on the Company's financial statements or disclosure as the Company has no reconciling items. Therefore net income and comprehensive income are the same.

    In June 1997, the FASB issued SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information," which is effective for fiscal years beginning after December 15, 1997. SFAS No. 131 requires that public companies report certain information about operating segments in their annual financial statements and in subsequent condensed financial statements of interim periods issued to shareholders. This statement also requires that public companies report certain information about their products and services, the geographic areas in which they operate and their major customers. The Company is currently reviewing the impact of this statement on its current level of disclosure.

    In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" which is effective for fiscal years beginning after December 15, 1997. SFAS No. 132 revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. This statement standardizes the disclosure requirements for pension and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis and eliminates certain disclosures. The Company has determined that the adoption of this new standard will not have a material effect on the Company's disclosure for all periods presented.

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

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

3. Property and Equipment

    Major classes of property and equipment are as follows:

                                            Estimated      October 31,    January 31,
                                           Useful Lives       1998           1998
                                           ------------    -----------    -----------
                                                           (Unaudited)
Furniture, fixtures and equipment.......    5-10 years     $10,414,000    $5,444,000
Leasehold improvements..................  Term of lease      2,833,000     1,842,000
                                                           -----------    ----------
Total--at cost..........................                    13,247,000     7,286,000
Less accumulated depreciation and
  amortization..........................                     2,187,000     1,064,000
                                                           -----------    ----------
Total property and equipment--net.......                   $11,060,000    $6,222,000
                                                           ============   ==========

4. Credit and Financing Agreements

    At October 31, 1998, the Company had a line of credit agreement with a bank providing for short-term loans of up to $5.0 million subject to bank approval. Borrowings under the agreement are secured by all assets of the Company except for merchandise inventories and bear interest at the prime rate (8 percent at October 31, 1998 and 8.5 percent at January 31, 1998). There were no funds borrowed under the agreement during the nine month period ended October 31, 1998 and the fiscal year ended January 31, 1998. Outstanding letters of credit established to facilitate international merchandise purchases at October 31, 1998 were $2,286,000.

     On December 7, 1998 the Company entered into a Credit Agreement with First Union National Bank (the "Credit Agreement"). The Credit Agreement established a new credit facility which replaced the Company's previous line of credit agreement. The new credit facility, which terminates on December 7, 2001, consists of a revolving line of credit permitting the Company to borrow up to $25 million. Under this facility, the Company has the ability to cause the lender(s) to issue documentary and standby letters of credit up to $10 million. The Company's obligations under the Credit Agreement are secured by a lien on substantially all of the Company's assets, except certain real property. The ability of the Company to borrow under the Credit Agreement is subject to a number of conditions including compliance with tangible net worth, fixed charge cover ratio and debt to cash flow covenants. The availability of the unused revolving line of credit is limited to specified percentages of the value of the Company's eligible inventory determined under the Credit Agreement. At the option of the Company, borrowings under this facility bear interest at First Union National Bank's prime rate or at LIBOR plus 200 basis points. The Credit Agreement contains certain covenants and default provisions customary for credit facilities of this nature, including limitations on payment of dividends by the Company. A fee of 0.375% per year is assessed monthly on the unused portion of the line of credit.

                          dELiA*s Inc. and Subsidiaries

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


5. Stock Options

    In the nine month period ended October 31, 1998, options to purchase shares of Common Stock were granted to 194 employees of the Company and its subsidiaries. These options will become exercisable over a period of six months to five years from the date of grant. The exercise price per share of each such option is generally equal to the fair market value of the Common Stock on the date of grant.

     On September 15, 1998, the Company reduced the exercise price of outstanding common stock options held by the Company's employees and non-employee directors to the fair market value per share as of that date. The Company repriced these stock options in an effort to retain employees at a time when a significant percentage of stock options had exercise prices that were above fair market value. The Company believes that stock options are a valuable tool in compensating and retaining employees. After repricing, these options maintained the same vesting and expiration terms. Not all grants to officers were repriced. Executive officers forfeited a portion of prior grants in connection with the repricing.

    A summary of all plan and non-plan stock option activity follows:

                                            Fiscal Year                 Nine months
                                       Ended January 31, 1998     Ended October 31, 1998
                                      ------------------------   ------------------------
                                                   Weighted                   Weighted
                                      Options   Exercise Price   Options   Exercise Price
                                      -------   --------------   -------   --------------
Outstanding at beginning of period    383,750       $11.00         744,437        $14.96
    Granted (excludes repricing)      362,937        19.13       2,013,483         17.54
    Exercised                          (2,250)       11.00          (7,375)        11.11
    Cancelled (excludes repricing)         --           --        (132,100)        18.03
                                      -------                    ---------
Outstanding at end of period          744,437        14.96       2,618,445          6.49
                                      =======                    =========

Exercisable at end of period          107,500       $11.24         317,987         $5.75
                                      =======                    =========

    The Company applies APB No. 25 and related interpretations in accounting for stock options. Accordingly, no compensation expense has been recognized for those options granted to employees in the nine month period ended October 31, 1998 and the year ended January 31, 1998.

    On September 16, 1998, two employees and a financial advisor were granted options to purchase stock in Storybook Inc., a wholly-owned subsidiary of the Company. The options become exercisable two years after the date of grant and expire ten years after the date of grant. The defined exercise price is equal to the fair market value at the date of grant.


6. Commitments and Contingencies

     In connection with the Screeem! Business acquisition, the Company has agreed that if the mean of the intraday high and low bid prices for the Common Stock for the 20 consecutive trading days immediately preceding January 10, 2000 (the "18-Month Price") is less than $18.00, it will issue to the sellers that number of additional shares of Common Stock that is equal to (i) the excess of
(x) the product of 208,334 shares (subject to adjustment) multiplied by $18.00 over (y) the product of 208,334 shares multiplied by the greater of the 18-Month Price or $10.00 divided by (ii) the 18-Month Price.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    The following discussion and analysis should be read in conjunction with the Company's Condensed Consolidated Financial Statements and Notes thereto included elsewhere in this Report.

Overview

     The Company is a teen-focused marketer of casual apparel, accessories, cosmetics, home furnishings and soccer merchandise. Through dELiA*s catalog and web site which target girls and young women between the ages of 10 and 24 (an age group known as "Generation Y"), the Company believes it is the leading direct marketer of casual apparel, related accessories and cosmetics to Generation Y. Through its TSI Soccer catalog, retail stores and web site, the Company is a leading direct marketer and retailer of specialty soccer merchandise to Generation Y boys and girls. In addition to www.dELiAs.com and www.TSIsoccer.com, the Company's rapidly growing internet presence includes www.discountdomain.com, www.Droog.com and www.ContentsOnline.com as well as the www.gURL.com community websites. Through its recently acquired Screeem! and Jean Country retail stores, the Company offers its customers progressive, fashion-forward, unisex branded apparel through a dynamic mall-based shopping experience featuring live DJs, fashion models and promotional appearances and events.

     In September 1998, the Company acquired certain assets from the estate of Fulcrum Direct, Inc. for approximately $4.75 million in cash. The primary assets included the trademarks and customer lists for the Zoe, Storybook Heirlooms, Playclothes, After the Stork and Just for Kids catalogs. The Company also purchased selected Zoe and Storybook Heirlooms inventory and assumed certain Storybook Heirlooms customer refund liabilities. The Company plans to begin distributing the Storybook Heirlooms catalog in January 1999. This catalog primarily targets girls ages 6 to 12 with fashionable, upscale special occasion outfits and accessories.

    The Company maintains a corporate headquarters, telemarketing and customer service group in New York, New York, additional telemarketing and corporate facilities in Durham, North Carolina and a fulfillment facility for processing merchandise in Hanover, Pennsylvania. The Storybook Heirlooms business is based in the San Francisco, California area.


Results of Operations

    The following table sets forth, for the periods indicated, the percentage relationship of certain items from the Company's statement of operations to net sales. Any trends reflected by the following table may not be indicative of future results.

                                                       Three Months            Nine months
                                                     Ended October 31,      Ended October 31,
                                                     -----------------      -----------------
                                                      1998     1997           1998     1997
                                                      ----     ----           ----     ----
Net sales                                            100.0%   100.0%         100.0%   100.0%
Cost of sales                                         49.0     52.7           48.7     52.0
                                                     -----    -----          -----    -----
Gross profit                                          51.0     47.3           51.3     48.0
Selling, general and administrative expenses          48.2     40.4           48.0     44.0
Interest income, net                                   0.3      1.1            0.8      1.1
                                                     -----    -----          -----    -----
Income before income taxes                             3.1      8.0            4.1      5.1
Provision for income taxes                             1.3      2.8            1.5      1.8
                                                     -----    -----          -----    -----
Net income                                             1.8%     5.2%           2.6%     3.3%
                                                     =====    =====          =====    =====

Comparison of Three Months Ended October 31, 1998 and 1997

     Net Sales. Net sales increased approximately $9.4 million to $40.8 million in the third quarter of fiscal 1998 from $31.4 million in the third quarter of fiscal 1997. Sales increases were primarily driven by the July Screeem! Business acquisition. The Company distributed approximately 20% more catalogs in the third quarter of fiscal 1998 as in the third quarter of fiscal 1997, although variances in the timing of mailings render comparisons unmeaningful. Aggregate response rates from catalogs distributed in the third quarter of fiscal 1998 declined relative to catalogs distributed in the third quarter of fiscal 1997 as the Company (i) broadened the distribution of its catalogs and increased its prospecting efforts and (ii) mailed additional catalog editions to a large number of persons who had received a prior edition of those catalogs earlier in the period. The Company believes aggregate response rates will usually decline as it broadens the distribution of its catalog and when it mails additional catalog editions within the same fiscal period.

    Gross Margin. Gross margin increased to 51.0% in the third quarter of fiscal 1998 from 47.3% in the third quarter of fiscal 1997. The increase in gross profit as a percentage of sales reflects higher average price points in the TSI Soccer business and continued growth in sales of higher margin dELiA*s branded product.

    Selling, General and Administrative Expenses. Selling, general and administrative expenses increased approximately $7.0 million to $19.7 million in the third quarter of fiscal 1998 from $12.7 million in the third quarter of fiscal 1997. Selling, general and administrative expenses increased as a percentage of net sales from 40.4% in the third quarter fiscal 1997 to 48.2% in the third quarter of fiscal 1998. The increase was due to greater spending on catalog circulation, advertising and database management as well as increased expenses associated with the company's development of its internet and retail infrastructure.

Comparison of Nine Months Ended October 31, 1998 and 1997

    Net Sales. Net sales increased approximately $28.4 million to $98.5 million in the first nine months of fiscal 1998 from $70.1 million in the first nine months of fiscal 1997. Sales increases were driven by the July Screeem! Business acquisition as well as increased catalog circulation and strong outlet store sales. The Company distributed approximately 48% more catalogs (excluding sales circulars) in the first nine months of fiscal 1998 as in the first nine months of fiscal 1997. Aggregate response rates from catalogs distributed in the first nine months of fiscal 1998 declined relative to catalogs distributed in the first nine months of fiscal 1997 as the Company (i) broadened the distribution of its catalogs and increased its prospecting efforts and (ii) mailed additional catalog editions to a large number of persons who had received a prior edition of those catalogs earlier in the period. The Company believes aggregate response rates will usually decline when it broadens the distribution of its catalog and when it mails additional catalog editions within the same fiscal period.

    Gross Margin. Gross margin increased to 51.3% in the first nine months of fiscal 1998 from 48.0% in the first nine months of fiscal 1997. The increase in gross profit as a percentage of sales reflects higher average price points in the TSI Soccer businesses and continued growth in sales of higher margin dELiA*s branded product as well as lower markdowns and better recovery on discounted sales through the Company's liquidation outlets.

    Selling, General and Administrative Expenses. Selling, general and administrative expenses increased approximately $16.4 million to $47.3 million in the first nine months of fiscal 1998 from $30.9 million in the first nine months of fiscal 1997. Selling, general and administrative expenses increased as a percentage of net sales from 44.0% in the first nine months of fiscal 1997 to 48.0% in the first nine months of fiscal 1998. The increase was due to greater spending on catalog circulation, advertising and database management as well as increased expenses associated with the company's development of its internet and retail infrastructure. Expenses related to the recently acquired retail stores, including depreciation and amortization expenses, also contributed to this increase.

Selected Quarterly Results of Operations

    The following table sets forth certain unaudited statement of operations data for the seven quarters ended October 31, 1998, as well as such data expressed as a percentage of the Company's total net sales for the periods indicated. This data has been derived from unaudited financial statements that, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation of such information when read in conjunction with the Company's annual audited financial statements and notes thereto.

                                ----------------------------------------------------------------------
                                                            Quarter Ended
                                ----------------------------------------------------------------------
                                        Fiscal 1998                           Fiscal 1997
                                ---------------------------      -------------------------------------
                                Oct. 31,  July 31,  Apr. 30,     Jan. 31,  Oct. 31,  July 31,  Apr. 30,
                                  1998      1998      1998         1998      1997      1997      1997
                                  ----      ----      ----         ----      ----      ----      ----
                                                            (in thousands)
Net sales..................     $40,821   $26,451   $31,194      $42,909   $31,357   $21,086   $17,697
Cost of sales..............      19,979    13,712    14,223       21,397    16,514    10,678     9,278
                                -------   -------   -------      -------   -------   -------   -------
Gross profit...............      20,842    12,739    16,971       21,512    14,843    10,408     8,419
Selling, general and
   administrative expenses.      19,691    13,499    14,092       17,007    12,684    10,148     8,048
Merger-related costs.......          --        --        --        1,614        --        --        --
Interest income, net.......         126       300       341          382       338       268       213
                                -------   -------   -------      -------   -------   -------   -------
Income (loss) before income
   taxes...................       1,277      (460)    3,220        3,273     2,497       528       584
Provision (benefit) for
   income taxes............         530      (317)    1,220        1,183       870       141       262
                                -------   -------   -------      -------   -------   -------   -------
Net income (loss) .........     $   747   $  (143)  $ 2,000      $ 2,090   $ 1,627   $   387   $   322
                                =======   =======   =======      =======   =======   =======   =======

                                                         Percentage of Net Sales
                                ----------------------------------------------------------------------
Net sales..................       100.0%    100.0%    100.0%       100.0%    100.0%    100.0%    100.0%
Cost of Sales..............        49.0      51.8      45.6         49.9      52.7      50.7      52.4
                                -------   -------   -------      -------   -------   -------   -------
Gross profit...............        51.0      48.2      54.4         50.1      47.3      49.3      47.6
Selling, general and
    administrative expenses        48.2      51.0      45.2         39.6      40.4      48.1      45.5
Merger-related costs.......          --        --       --           3.8        --        --        --
Interest income, net.......         0.3       1.1       1.1          0.9       1.1       1.3       1.2
                                -------   -------   -------      -------   -------   -------   -------
Income (loss) before income
    taxes..................         3.1      (1.7)     10.3          7.6       8.0       2.5       3.3
Provision (benefit) for
    income taxes...........         1.3      (1.2)      3.9          2.7       2.8       0.7       1.5
                                -------   -------   -------      -------   -------   -------   -------
Net income (loss)..........         1.8%     (0.5)%     6.4%         4.9%      5.2%      1.8%      1.8%
                                =======   =======   =======      =======   =======   =======   =======

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

Liquidity and Capital Resources

    Cash used in operations in the first nine months of fiscal 1998 and 1997 was $18.5 million and $1.6 million, respectively. The increase in cash used in operations primarily relates to an increase in inventory levels in an effort to improve fill rates and in anticipation of greater sales. The increase also reflects earlier payment of certain liabilities, including accounts payable due to inventory vendors and other vendors, which allowed the Company to take advantage of better terms.

    Cash provided by investing activities in the first nine months of fiscal 1998 and cash used in investing in the first nine months of fiscal 1997 was $17.5 million and $32.0 million, respectively, including the sale of short-term, investment-grade investments in fiscal 1998 and the purchase of short-term, investment-grade investments in fiscal 1997. The Company expects to make additional capital expenditures of approximately $2.0 million to upgrade its management information systems in fiscal 1998. The Company also anticipates additional capital expenditures of approximately $2.0 million in fiscal 1998 for property, plant and equipment, including leasehold improvements, office equipment and expenditures relating to the conversion of Jean Country stores to Screeem! stores and the Company's warehouse and distribution operations.

    The Company did not engage in any significant cash financing activities in the first nine months of fiscal 1998. Cash flows from financing activities in the first nine months of fiscal 1997 were $20.7 million as a result of a public offering of common stock.

    Cash and cash equivalents decreased by approximately $1 million to $3.5 million at October 31, 1998 from $4.5 million at January 31, 1998.

     At October 31, 1998, the Company had a revolving line of credit for seasonal working capital, collateralized by all of the Company's assets other than inventory. The maximum amount available under the line of credit was $5.0 million. The interest rate on the line of credit was the lending bank's prime rate (8% at October 31, 1998). The Company had not drawn on this line. Outstanding letters of credit established to facilitate international merchandise purchases at October 31, 1998 were $2.3 million.

     On December 7, 1998 the Company entered into a Credit Agreement with First Union National Bank (the "Credit Agreement"). The Credit Agreement established a new credit facility which replaced the Company's previous line of credit agreement. The new credit facility, which terminates on December 7, 2001, consists of a revolving line of credit permitting the Company to borrow up to $25 million. Under this facility, the Company has the ability to cause the lender(s) to issue documentary and standby letters of credit up to $10 million. The Company's obligations under the Credit Agreement are secured by a lien on substantially all of the Company's assets, except certain real property. The ability of the Company to borrow under the Credit Agreement is subject to a number of conditions including compliance with tangible net worth, fixed charge cover ratio and debt to cash flow covenants. The availability of the unused revolving line of credit is limited to specified percentages of the value of the Company's eligible inventory determined under the Credit Agreement. At the option of the Company, borrowings under this facility bear interest at First Union National Bank's prime rate or at LIBOR plus 200 basis points. The Credit Agreement contains certain covenants and default provisions customary for credit facilities of this nature, including limitations on payment of dividends by the Company. A fee of 0.375% per year is assessed monthly on the unused portion of the line of credit.

Inflation

    The Company does not believe that inflation has had a material adverse effect on net sales or results of operations. The Company has generally been able to pass on increased costs related to inflation through increases in its prices to customers.
                                       13

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

    All of the Company's material operating software and systems, including telecommunications and warehouse systems, in addition to information technology systems, were developed by and are supported by third party vendors. Each of the third party vendors of the Company's mission-critical operating software have provided written warranties or assurances to the Company that such software will not be affected by the change in the century, with the exception of vendors of operating software used in the Company's Storybook Heirlooms business which was acquired on September 16, 1998. The Company is presently in the process of attempting to obtain written warranties or assurances from the vendors of this software. The majority of the third party vendors of the Company's other material operating software and systems have also provided such warranties or assurances that such software and systems will be compliant by December 31, 1998. The Company expects to begin performing tests of all its material operating software and systems to verify the assurances given by these third party vendors and ensure Year 2000 compliance later in fiscal 1998. However, there can be no assurance that all of the Company's material operating software and systems will be in Year 2000 compliance.

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

     In addition, a significant portion of purchases of merchandise from the Company are made with credit cards, and the Company's operations may be materially adversely affected to the extent its customers are unable to use their credit cards due to Year 2000 issues that are not rectified by the customers' credit card vendors. The Company has not identified significant exposure to Year 2000 problems outside of those information technology issues identified above.

     Except with respect to systems used by the Storybook Heirlooms business, which the Company is presently evaluating, the Company does not expect its costs of addressing Year 2000 issues to be significant. However, given the Company's dependence on third party software and system vendors and service providers and on its customers' vendors, there can be no assurance to that effect.

                                     PART II
                                OTHER INFORMATION

Item 1. Legal Proceedings

    The Company is not involved in any legal proceedings that management believes would have a material adverse effect on the Company's financial position or results of operations.


Item 6. Exhibits and Reports on Form 8-K.

(a)    Exhibits
       See "Exhibit Index" following the signature page.

(b) The Company filed a Current Report on Form 8-K, dated September 11, 1998, reporting Item 7. This report contained historical and pro forma financial information about the Screeem! Business.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             dELiA*s Inc.
                             (Registrant)
Date: December 15, 1998

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

10.12 Lease Agreement dated April 25, 1997 between the Company and Keystone Distribution Center, Inc. (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1997)

10.13 Agreement dated April 4, 1997 between the Company and The Rector, Church Wardens and Vestrymen of Trinity Church in the City of New York amending the Lease Agreement (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1997)

10.14 Agreement dated October 7, 1997 between the Company and The Rector, Church Wardens and Vestrymen of Trinity Church in the City of New York amending the Lease Agreement (incorporated by reference to Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1997)

10.15 Amendment No. 1 to Employment Agreement between Christopher C. Edgar, dated September 15, 1998

10.16 Amendment No. 1 to Employment Agreement between Evan Guillemin, dated September 15, 1998

10.17 Credit Agreement dated December 7, 1998 between First Union National Bank, the Company and its subsidiaries listed on Schedule 1 thereto

27     Financial Data Schedule