Form 10-K405
period 1999-01-31
DELIAS INC
filed 1999-04-19
CIK 1026114

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No fee Required]
         For the fiscal year ended January 31, 1999


                         Commission file number 0-21869

                                  dELiA*s Inc.
             (Exact name of registrant as specified in our charter)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of common stock held by non-affiliates of the registrant as of April 1, 1999 was $212,461,384.

The number of shares outstanding of the registrant's common stock as of April 1, 1999 was 14,240,360.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement pursuant to Regulation 14A, which statement will be filed not later than 120 days after the end of the fiscal year covered by this Report, are incorporated by reference in Part III hereof.

     Statements contained in this document, including, without limitation, information appearing under "Item 1--Business" and "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations," may be forward-looking statements (within the meaning of Section 27A of the amended Securities Act of 1933 and Section 21E of the amended Securities Exchange Act of
1934). When used in this document, the words "believe," "plan," "intend," "expect" and similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which apply only as of the date of this report. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in the forward-looking statements. Such risks and uncertainties include, but are not limited to, general economic conditions; changes in consumer spending patterns; increases in the cost of materials, printing, paper, postage, shipping and labor; timing of catalog mailings; customer response rates; opportunities to expand and the ability to increase comparable store sales; levels of competition; difficulties in integrating acquisitions; the ability to locate and obtain acceptable store sites and lease terms or renew existing leases; acceptance of new retail concepts; adverse weather conditions, changes in weather patterns and other factors affecting retail stores; and other factors outside our control. These factors, and other factors that appear in this report, including, without limitation, under the "Item 1--Business--Risk Factors," could affect our actual results and could cause our actual results to differ materially from those expressed in any forward-looking statements made by us or on our behalf.

     All references in this report to a particular fiscal year refer to the year ended January 31 following the particular year (e.g., "fiscal 1998" refers to the fiscal year ended January 31, 1999). Unless the context requires otherwise, financial and other data presented assume our acquisition of TSI Soccer Corporation was completed as of the beginning of the earliest period presented.


                                     PART I

Item 1. Business.

Overview

     We are a leading marketer of casual apparel, accessories and soccer merchandise to young men and women between the ages of 10 and 24, an age group known as "Generation Y."

     Through our dELiA*s catalog, Web site, discount outlet stores and recently-opened full-priced store, which target Generation Y girls and young women, we are the leading direct marketer of casual apparel, related accessories and cosmetics to this demographic group. Through our TSI Soccer catalog, retail stores and Web site, we are a leading direct marketer and retailer of specialty soccer merchandise to Generation Y boys and girls. Our other catalogs include Contents, mailed in fiscal 1998 as a dELiA*s insert which offers home furnishings to Generation Y, and Droog, a recently-launched apparel and accessories title that targets Generation Y young men, as well as dot dot dash and Storybook Heirlooms, our pre-teen apparel titles.

     In July 1998, we acquired assets located in certain retail stores operated under the Screeem! and Jean Country names, as well as the related leases and trademarks. The purchase price for the acquisition consisted of $10.0 million in cash, 812,501 shares of our common stock and the right to receive additional stock based on the future trading price of our common stock. Through these recently-acquired retail stores, we offer young men and women progressive, fashion-forward, branded apparel through a dynamic mall-based shopping experience featuring live DJs, fashion models and promotional appearances and events.

     In September 1998, we acquired assets from the estate of Fulcrum Direct, Inc. for approximately $4.8 million in cash. The primary assets included the trademarks and customer lists for the zoe, Storybook Heirlooms, Playclothes, After the Stork and Just for Kids catalogs. We also purchased inventory and assumed certain Storybook Heirlooms customer refund liabilities. In January 1999, we mailed our first Storybook Heirlooms catalog, which primarily targets girls ages 4 to 11 with fashionable, upscale special occasion outfits, casual apparel and accessories.

     We have recently combined the components of our Internet operations, including www.dELiAs.cOm, www.TSISoccer.com, www.discountdomain.com, www.Droog.com, www.ContentsOnline.com, www.dotdotdash.com and www.StorybookHeirlooms.com as well as the www.gURL.com community Web site, into our iTurf Inc. subsidiary. On April 14, 1999, we completed an initial public offering of iTurf's Class A common stock, which represents approximately 28% of the value of that subsidiary. iTurf used $17.7 million of the proceeds to purchase 551,046 shares of our common stock from us.

     The following table sets forth our principal product categories:

                                                                              Percentage of Sales
Product Category                                                                  Fiscal 1998
----------------                                                                  -----------
Apparel................................................................                70%
Footwear...............................................................                15%
Soccer equipment, home furnishings and other...........................                15%


     Merchandising and Marketing. Our dELiA*s, Droog and dot dot dash catalogs and dELiA*s, Screeem! and Jean Country retail stores offer carefully selected assortments of recognized and emerging brands of teen apparel and accessories, complemented by our own proprietary brands. We believe teens are very brand-conscious, particularly in their apparel choices, and rely on their favorite brands to help them project an image to their peers. We monitor leading teen magazines (including Teen, Seventeen and YM), television channels (such as MTV) and other trend-setting media to identify brands and styles that we believe are attracting the attention of the teen market. Our buyers regularly attend apparel shows and meet with vendors and, in some cases, the editorial staffs of teen magazines, to stay abreast of popular brands, fashions and styles.

     Our catalogs and retail stores feature a broad assortment of merchandise, ranging from basics, such as jeans, shorts and t-shirts to more fashion-oriented apparel and accessories, such as woven and knit junior dresses, swimwear, sunglasses, watches, costume jewelry and cosmetics to enable our customers to fulfill many of their fashion needs. Merchandise is presented in a manner that reflects the specific style of the catalog or store. We present merchandise in coordinated groupings to encourage customers to create outfits, which we believe increases average purchase size and enhances sales.

     Our TSI Soccer catalog and retail stores offer a full range of soccer merchandise, including footwear, apparel and equipment, almost all of which consists of products from the leading suppliers of athletic footwear and apparel, as well as manufacturers of well-known specialty brands. We offer difficult-to-find sizes, men's, women's and children's styles, and special team colors and product color combinations. We occasionally offer exclusive products, designs or color combinations from leading suppliers. As we have grown, we have been able to provide a greater breadth and depth of new products. We believe that few other direct marketers currently offer as complete a line of soccer footwear, apparel and equipment covering the depth of products we offer.

     We seek to develop strong relationships with numerous vendors and designers in order to maintain ongoing access to recognized and emerging brands. Strong customer acceptance of our catalog and retail concepts make us a preferred outlet for certain of our vendors and enable us to offer an exceptionally broad and deep product selection, including premier branded products with limited distribution and certain merchandise on an exclusive basis.

     Brands currently offered through our catalogs and retail stores include nationally recognized names as well as brands recognized within the teen market. Marketing by these leading suppliers, particularly the athletic vendors that spend heavily to market their products through targeted advertising and sponsorships of professional and amateur soccer events, increases the demand for our products. We also obtain merchandise from emerging designers and specialty soccer suppliers, a strategy we believe differentiates us from other retailers and helps to establish us as a valuable resource for our customers.

     Our Storybook Heirlooms catalog markets a carefully selected assortment of proprietary product including upscale girls' dresses, special occasion outfits, casual outfits, sportswear separates and related accessories. The catalog is targeted at girls age 4 to 11 and therefore, provides a strong feeder of customers for our dot dot dash and dELiA*s catalogs.

     Catalog Publishing. In fiscal 1998, we issued 18 separate editions of our catalog titles. Combined catalog circulation (excluding sales circulars) was 61 million. We publish distinctive catalogs that include detailed product descriptions and specifications, full color photographs and pricing information. Our catalogs are designed to create a unique and entertaining shopping experience and to offer customers more than the typical apparel catalog by combining the feel and editorial flair of a magazine with the convenience of direct mail shopping

     We mail our catalogs to persons listed in our proprietary database, as well as to persons from rented lists. In addition, we arrange for bulk distribution of our catalogs on college campuses. We believe we can leverage our proprietary database to develop additional targeted mailings to specific customer segments, and may expand our strategy of more frequent mailings of supplemental catalogs to repeat customers. While most of our catalogs are mailed to customers in the United States, we also distribute the catalog to a small number of customers in Canada and Japan.

     Retail Stores. The following table summarizes our retail stores as of January 31, 1999.

Concept               Stores      Size Range      Average Size    Locations
-------               ------      ----------      ------------    ---------
                                         (square feet)

Screeem!                15      2,900 - 5,200         4,100       Massachusetts, New Jersey, New York, Pennsylvania

Jean Country            11      2,100 - 4,800         3,300       Connecticut, Massachusetts, New Jersey, New York

TSI Soccer              13      2,500 - 4,600         3,300       Georgia, Maryland, North Carolina, Virginia

dELiA*s outlet          4       2,800 - 4,000         3,300       New Jersey, New York, Pennsylvania


     In February 1999, we opened our first full-priced dELiA*s retail store in The Westchester mall in White Plains, New York. Since January 31, 1999, we have also opened two additional TSI Soccer stores and signed several new leases for dELiA*s and TSI Soccer stores. During fiscal 1999, we expect to open 10 to 15 new dELiA*s retail stores and 7 to 10 new TSI Soccer retail stores.

     All of our retail stores have point-of-sale terminals that transmit information daily on sales by item, color and size. We evaluate this information, together with weekly merchandise statistics reports, prior to making merchandising decisions regarding reorders of fast-selling items and the allocation of merchandise.

     Team Sales. We sell customized soccer apparel in team-sized lots to amateur and scholastic soccer teams and leagues. We screen print customized lettering and logos on branded apparel produced by our leading suppliers. These products are typically sold at a discount to equivalent non-customized products found in our TSI Soccer catalogs and retail stores.

     Proprietary Database Development. We have historically developed our proprietary customer database primarily through referrals, word-of-mouth, returns of catalog request cards and targeted classified advertising in selected magazines, including, for the dELiA*s catalog, Seventeen and YM. During fiscal 1998, approximately 2 million new names were added to our database through such channels. In addition, during fiscal 1998, we acquired approximately 5 million names from the estate of Fulcrum Direct, Inc. As of January 31, 1999, our proprietary database included approximately 11 million names, 6 million of which were customers. Our database contains a person's name, gender, residence, age, family status and historical transaction data (including, among other things, referral source, history of orders, payment method, average order size and product purchase information). In some cases, we also gather additional demographic data including e-mail addresses.

     Teleservices and Order Entry. We provide our catalog and Internet customers with 24-hour, seven-day-a-week, toll-free telephone access. Teleservice representatives process orders directly into our management information system. The teleservice representatives are versed in product sizes, colors and features and are trained to cross-sell accessories and related products and provide information about promotional items.

     We believe our customers are particularly sensitive to the way merchants and salespeople communicate with them. We strive to hire energetic, service-oriented teleservice representatives who can understand and relate to our customers.

     We currently have over 400 in-house phone stations between our three call center facilities. Our approximately 700 (as of January 31, 1999) full- and part-time teleservice representatives have the capacity to handle over 4,200 calls per hour. We also use an outside teleservices provider for overflow orders. We process telephone orders in an average of three to four minutes, depending upon the nature of the order and whether the customer is a first-time or repeat customer.

     Customer Service and Returns. We maintain a separate customer service department. Customer service inquiries are principally concerned with order and refund status. Customer service representatives are carefully screened, specially trained and often promoted from within based on level of product knowledge, service ability and order accuracy. Return experience is closely monitored to identify trends in product offerings, product defects and quality issues.

     Distribution and Fulfillment. We process and fulfill the majority of our customer orders and distribute inventory to our retail stores through our warehouse and fulfillment center in Hanover, Pennsylvania. We use an integrated picking, packing and shipping system with a live connection to our order entry system. The system monitors the in-stock status of each item ordered, processes the order and generates warehouse selection tickets and packing slips for order fulfillment operations. We are currently making an average of over 14,000 shipments a day (excluding weekends). We believe we have the physical capacity to ship 25,000 packages per day.

     We have excess inventory in varying degrees over the course of the year. We mail sales catalogs, run promotional sales of excess items and sell excess inventory through our outlet stores. We have also used third-party liquidators, event sales and charitable donations to dispose of excess inventory and may consider other liquidation options in the future.

     A majority of our catalog orders are shipped within 48 hours of credit approval. In cases in which the order is placed using another person's credit card and it exceeds a specified threshold, the order is shipped only after we have received confirmation from the cardholder. Customers generally receive orders within three to five business days after shipping. Currently, approximately 99% of all shipments are made through United Parcel Service or the United States Postal Service. A shipping and handling fee is charged on each customer order, based on the total price of the order. Our fulfillment systems automatically determine the most cost-effective method of shipping each order.

Intellectual Property

     We have registered the dELiA*s name, stylized logo and daisy symbol ("*"), among other trademarks, with the U.S. Patent and Trademark Office. We use the TSI name under a royalty-free license from a third party. Applications for registration of our other trademarks are currently pending in the United States, Japan and other international territories. We also use the trademarks, tradenames, logos and endorsements of our suppliers with their permission. We are not aware of any pending material conflicts concerning our marks or our use of others' intellectual property rights.

Competition

     The apparel, accessories and soccer specialty merchandise industries are highly competitive, and we expect competition in these markets to increase. We compete with traditional department-store retailers, as well as specialty apparel, accessory, soccer and general athletic merchandise retailers, for teen and young-adult customers. We also compete with other direct marketers, some of which may specifically target our customers. Many of our competitors are larger than us and have substantially greater financial, distribution and marketing resources. Increased competition could result in pricing pressures, increased marketing expenditures and loss of market share. We believe our success will depend, in part, on our ability to adapt to new technologies and to respond to competitors' actions in these areas.

Employees

     As of January 31, 1999, we had approximately 1,700 employees. None of our employees are represented by a collective bargaining unit. We consider our relations with our employees to be good.

Risk Factors

     The following principal risk factors should be considered carefully in addition to the other information contained in this report by prospective investors or current stockholders evaluating an investment in our common stock. Actual results could differ materially from those described. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and in the section entitled "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Historical results may not be indicative of future results due to seasonal, cyclical and quarterly fluctuations. We experience seasonal fluctuations in our merchandise sales and results of operations. In addition, due to the cyclical nature of the industry and our sensitivity to consumer spending patterns, purchases of apparel and accessories tend to decline during recessionary periods and may decline at other times. Our quarterly results may also fluctuate as a result of numerous factors, including

     o    general economic conditions;

     o    changes in consumer spending patterns;

     o increases in the cost of materials, printing, paper, postage, shipping and labor;

     o the timing, quantity and cost of catalog mailings and the response rates to those mailings;

     o market acceptance of our merchandise (including new merchandise categories or products introduced);

     o opportunities to expand, including the ability to locate and obtain acceptable store sites and lease terms or renew existing leases, and the ability to increase comparable store sales;

     o    levels of competition;

     o    the timing of merchandise deliveries;

     o    difficulties in integrating acquisitions;

     o adverse weather conditions, changes in weather patterns and other factors affecting retail stores; and

     o    other factors outside our control.

     Our growth-strategy may present operational, management and inventory challenges. Our recent growth has placed significant demands on our management and other administrative, operational and financial resources. We intend to continue to pursue a growth-oriented strategy for the foreseeable future and our future operating results will largely depend on our ability to open and operate new retail stores and to manage a larger business. Managing our growth will require us to continue to implement and improve our operations and financial and management information systems and to continue to expand, motivate and effectively manage our workforce. Operation of new retail concepts and a greater number of new stores as well as expansion into new retail markets may present competitive and merchandising challenges that are different from those we currently encounter in our existing stores and markets and in our catalog business. In addition, expansion of its retail concepts within our existing markets may adversely affect the individual financial performance of existing stores or consolidated results. New stores may not achieve sales and profitability levels consistent with existing stores. Investments in infrastructure for our catalog, retail and internet businesses will increase our operating expenses, which could have a material adverse effect on the results of our business if anticipated sales do not materialize. Furthermore, as our sales increase, we anticipate maintaining higher inventory levels. This anticipated increase in inventory levels will expose us to greater risk of excess inventories and inventory obsolescence, which would have a material adverse effect on our business.

     We may fail to anticipate and respond to fashion trends. Our failure to successfully anticipate, identify or react to changes in styles, trends or brand preferences of our customers may result in lower revenue from reduced sales and promotional pricing. Our success depends, in part, on our ability to anticipate the frequently-changing fashion tastes of our customers, and to offer merchandise that appeals to their preferences on a timely and affordable basis. If we misjudge merchandise selection, our image with our customers would be materially adversely affected. Poor customer reaction to our products or our failure to effectively source these products would materially affect our business.

     We may not be able to attract new buyers to replenish our customer base. Our customers are primarily teens and young adults. As these individuals age beyond their teens, they may no longer purchase products aimed at younger individuals. Accordingly, we must constantly update our marketing efforts to target new, prospective teen customers. Failure to do so would have a material adverse effect on our business.

     Our catalog response rates may decline. Response rates will usually decline when we mail additional catalog editions within the same fiscal period. In addition, as we continue to increase the number of catalogs distributed and mail our catalogs to a broader group of new potential customers, we have observed that these new potential customers respond at lower rates than our existing customers have historically responded. This trend in response rates has had and is likely to continue to have an adverse effect on our rate of sales growth and on our profitability.

     Proposed legislation may limit our ability to capture customer information. Recently, there has been increasing public concern regarding the compilation, use and distribution of information about teens and children. Federal legislation has been introduced in the U.S. Congress that proposes restrictions on persons, principally list brokers, that sell, purchase or otherwise use for commercial purposes personal information about teens (under the age of 16) and children. List brokerage is not currently a material part of our business but we do market to persons whose names were derived from purchased or rented lists. We may increase our use of purchased and rented lists or, in the future, decide to increase our list brokerage business. Consequently, the proposed legislation, or other similar laws or regulations that may be enacted, could impair our ability to collect customer information, use that information in the course of our business or profit from future plans to sell customer information, which could have a material adverse effect on our business.

     Fluctuations in Comparable Store Sales Results. A variety of factors affect our comparable store sales, including among others, fashion trends, the general retail sales environment, our ability to efficiently source and distribute products, changes in our merchandise mix and our ability to execute our business strategy efficiently. Comparable store sales may fluctuate significantly, which could adversely affect our business.

     We may face challenges in identifying, completing, integrating and financing acquisitions. We expect from time to time to consider making additional acquisitions within and outside the direct mail, retail and apparel and Internet industries, but may not be able to make these acquisitions, either on favorable terms or at all. In addition, recent acquisitions or future acquisitions may not prove successful.

     Acquisitions involve a number of special risks, including the diversion of management's attention to the integration of operations and the assimilation and retention of the personnel of acquired companies and potential adverse short-term effects on our operating results. In addition, we may require additional debt or equity financing for future acquisitions, which may not be available on favorable terms, or at all. Our inability to successfully finance, complete and integrate acquisitions in a timely manner could have a material adverse effect on our business.

     We rely on third party shippers. We rely on third party shippers (including the United States Postal Service, United Parcel Service and FedEx) to ship merchandise to our customers and retail stores. Strikes or other service interruptions affecting our shippers would have a material adverse effect on our ability to deliver merchandise on a timely basis.

     We depend on key vendors. Our business depends, in part, on our ability to purchase current-season brand-name apparel, accessories and soccer merchandise at competitive prices, in sufficient quantities and of acceptable quality. While no vendor accounted for more than 8% of our consolidated fiscal 1998 sales, two vendors accounted for approximately 60% of sales of our soccer business in fiscal 1998. One of those vendors, adidas, accounted for approximately 8% of our consolidated sales in fiscal 1998. We do not have a long-term contract with adidas or any other supplier. In addition, many of our smaller vendors have limited resources, production capacities and operating histories. The failure of key vendors to expand with us, the loss of one or more key vendors including adidas, a material change in our current purchase terms or a limitation on our ability to procure products could have a material adverse effect on our business.

     We may fail to retain and integrate our key personnel to operate our business, and we may be unable to hire and retain qualified personnel as our business grows. Our success depends upon the continued service of our key technical, sales and senior management personnel. Loss of the services of Stephen I. Kahn, Chairman of our board of directors and Chief Executive Officer, Evan Guillemin, President and Chief Financial Officer, Christopher C. Edgar, Executive Vice President and Chief Operating Officer, or other key employees would have a material adverse effect on our business.

     Our success also depends on our ability to continue to attract, retain and motivate skilled employees. We may be unable to retain our key employees or attract, assimilate or retain other qualified employees in the future. Our business will be materially adversely affected if we fail to attract and retain key employees.

     Our industries are highly competitive. The apparel, accessories and soccer specialty merchandise industries are highly competitive, and we expect competition in these markets to increase. We compete with traditional department-store retailers, as well as specialty apparel, accessory, soccer and general athletic merchandise retailers, for teen and young-adult customers. We also compete with other direct marketers, some of which may specifically target our customers. Many of our competitors are larger than us and have substantially greater financial, distribution and marketing resources.

     There are few barriers to entry in the teen apparel and accessories market and in the soccer specialty market. We believe that our success in the teen apparel market has attracted other catalogers, store-based retailers and apparel manufacturers to this market. We could also face competition from manufacturers of apparel and accessories (including our current vendors), who could market their products directly to retail customers or make their products more readily available in other retail stores or through other catalogs. In addition, competitors could enter into exclusive distribution arrangements with our vendors and deny us access to their products. Increased competition could result in pricing pressures, increased marketing expenditures and loss of market share, and would have a material adverse effect on our business.

     Our industry is being affected by technological changes in distribution and marketing methods, such as on-line catalogs, retail kiosks and Internet shopping. We believe our success will depend, in part, on our ability to adapt to new technologies and to respond to competitors' actions in these areas. Adapting to new technologies could require significant capital expenditures.

     Postage and paper expenses fluctuate. Significant increases in paper or catalog delivery costs would have a material adverse effect on our business.

     We rely on information systems which are subject to disruption. Our success depends, in part, on our ability to provide prompt, accurate and complete service to our customers on a competitive basis, and to purchase and promote products, manage inventory, ship products, manage sales and marketing and maintain efficient operations through our telephone and management information systems. A significant disruption in our telephone and management information systems could adversely affect our relations with our customers and vendors and our ability to manage our operations. Furthermore, extended or repeated reliance on our back-up computer and telephone systems would have a material adverse effect on our business.

     We may become subject to currency, political, tax and other uncertainties as we expand internationally. We distribute our dELiA*s and Storybook Heirlooms catalogs in Japan and Canada and plan to explore distribution opportunities in other international markets. Our international business is subject to a number of risks of doing business abroad, including:

     o    fluctuations in currency exchange rates;

     o    the impact of recessions in economies outside the United States;

     o    regulatory and political changes in foreign markets;

     o    reduced protection for intellectual property rights in some countries;

     o potential limits on the use of some of our vendors' trademarks outside the United States;

     o exposure to potentially adverse tax consequences or import/ export quotas;

     o    opening and managing distribution centers abroad;

     o inconsistent quality of merchandise and disruptions or delays in shipping; and

     o    difficulties in developing customer lists and marketing channels.

     In addition, some of our vendors procure products from outside the United States and we have begun to purchase merchandise for our dELiA*s-branded apparel directly from non-U.S. manufacturers. Furthermore, expansion into new international markets may present competitive and merchandising challenges different from those we currently face. We cannot assure you that we will expand internationally or that any such expansion will result in profitable operations.

     We depend on intellectual property. The actions we take to establish and protect our trademarks and other proprietary rights may not prevent imitation of our products and services or infringement of our intellectual property rights by others. In addition, others may resist or seek to block sales of our products by claiming violation of their trademark and proprietary rights.

     We may be required to collect sales tax. At present, we do not collect sales or other similar taxes in respect of direct shipments of goods to consumers into most states. However, various states have sought to impose state sales tax collection obligations on out-of-state mail-order companies. A successful assertion by one or more states that we should have collected or be collecting sales taxes on the direct sale of products would have a material adverse effect on our business.

     Our principal stockholder may exert control over our business. As of March 31, 1999, Stephen I. Kahn, our Chairman and Chief Executive Officer, beneficially owned approximately 45% of the outstanding shares of our common stock, including shares he owns directly and additional shares covered by a stockholders agreement among some of our existing stockholders. Therefore, Mr. Kahn can control the election of our directors and the outcome of all issues submitted to a vote of our stockholders. The foregoing, together with provisions in our certificate of incorporation, may make it more difficult for a third party to acquire, and may discourage acquisition bids for, dELiA*s and could limit the price that investors might be willing to pay for shares of our common stock. In addition, a majority of stockholders may take any action in writing without a meeting according to Delaware law and our bylaws, which may allow Mr. Kahn to direct corporate action without advance notice to other stockholders.

     Anti-takeover provisions may have an adverse effect on the market price of our common stock. Some provisions of our certificate of incorporation and bylaws may make it more difficult for a third party to acquire, or may discourage acquisition bids for, dELiA*s and could limit the price that investors might be willing to pay in the future for shares of our common stock. In addition, the rights of holders of our common stock will be subordinate to, and may be adversely affected by, the rights of any holders of preferred stock that may be issued in the future and that may be senior to the rights of the holders of common stock. Under certain conditions, Section 203 of the General Corporation Law of the State of Delaware would prohibit us from engaging in a "business combination" with an "interested stockholder" (in general, a stockholder owning 15% or more of our outstanding voting stock) for a period of three years from the date that the stockholder becomes an "interested stockholder."

     Our stock price has been particularly volatile. Our stock price has fluctuated substantially since our initial public offering in December 1996. We believe factors such as actions of competitors and quarterly variations in operating results, as well as changes in market conditions, analysts' estimates and the stock market may cause the market price of our common stock to fluctuate significantly. Further, the stock market has historically experienced volatility that sometimes has been unrelated to a company's operating performance.

     Failure of our computer systems to properly recognize the year 2000 could disrupt the operation of our business and technical systems. We depend upon complex computer software and systems for all phases of our operations. The failure of any of our software or systems to be Year 2000 compliant could prevent us from being able to process or fulfill orders from our customers or could disrupt our financial and management controls and reporting systems. Any such failure, if not quickly remedied, would have a material adverse effect on our business, results of operations and financial condition.

     We have not yet begun performing tests on all of our material operating software and systems to assess and ensure Year 2000 compliance. We cannot assure you that all of our software and systems will be Year 2000 compliant. Many existing computer programs and systems use only two digits to identify a year in the date field. These programs and systems were designed and developed without considering the impact of the upcoming turn of the century. If not corrected, such computer applications could fail or create erroneous results by or at the Year 2000.

     In addition to the systems and software that we use directly, our operations also depend on the performance of software and systems of our third party service providers. These include providers of financial, telecommunications and parcel delivery services. We also cannot assure you that our service providers have, or will have, operating software and systems that are Year 2000 compliant.

     In addition, a significant portion of our sales are made with credit cards. Our business, results of operations and financial condition may be materially adversely affected to the extent our customers are unable to use their credit cards due to Year 2000 issues.

Item 2.  Properties

     The following table sets forth information regarding our principal facilities, excluding retail stores. All such facilities are currently leased.

                                                                               Appr. Sq.               Lease
      Location                                Use                               Footage           Expiration Date
      --------                                ---                              ---------          ---------------

New York, NY          Corporate offices and call center                          45,000                  2007

Hanover, PA           Warehouse, fulfillment and distribution center            350,000                  2000(1)

Durham, NC            Corporate offices and call center                          65,000                  2007

Foster City, CA       Corporate offices and call center                          20,000                  2001

Hayward, CA           Warehouse, fulfillment and distribution center             33,000                  2000

(1) We have two three-year options to extend the term of this lease. In December 1998, we entered an agreement to purchase the 450,000 square foot distribution facility that includes the space we currently lease. The transaction is expected to be completed in fiscal 1999.

     We believe our facilities are well maintained and in good operating condition. We plan to lease additional corporate office space during fiscal 1999.

Item 3.  Legal Proceedings.

     We are not involved in any legal proceedings that we believe would have a material adverse effect on our business.

Item 4. Submission of Matters to a Vote of Security Holders.

     There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 1998.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

     Our common stock is traded on the NASDAQ National Market under the symbol DLIA. The following table sets forth the high and low sales prices for our common stock as reported by NASDAQ for the periods indicated. These quotations reflect interdealer prices without adjustments for retail markups, markdowns, or commissions and may not necessarily represent actual transactions.

                                                                                            High          Low
                                                                                            ----          ---
Fiscal year ended January 31, 1998
         1st Quarter..............................................................        $19.750       $13.750
         2nd Quarter..............................................................         25.875        14.250
         3rd Quarter..............................................................         25.000        16.125
         4th Quarter..............................................................         30.750        19.750
Fiscal year ended January 31, 1999
         1st Quarter..............................................................        $30.188       $22.125
         2nd Quarter..............................................................         28.000        14.500
         3rd Quarter..............................................................         19.000         4.125
         4th Quarter..............................................................         22.938         7.500

     On April 1, 1999, there were 157 holders of record of common stock and approximately 3,900 beneficial owners of common stock.

Dividend Information

     Since our initial public offering in December 1996, we have neither declared nor paid any cash dividends on our common stock. We currently intend to retain our earnings for future growth and, therefore, do not anticipate paying any cash dividends in the foreseeable future. We have entered into a credit agreement with First Union National Bank which prohibits us from paying dividends.

Sales of Unregistered Securities in the Fourth Quarter of Fiscal 1998

     On December 17, 1998, we issued 5,000 shares of our common stock to the three New York State residents who were shareholders of gURL, Interactive Inc. as partial payment for all of the outstanding capital stock of that entity. The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

Item 6.  Selected Financial Data.

     The selected financial data set forth below have been derived from our consolidated financial statements, which have been prepared according to generally accepted accounting principles. The following selected data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto appearing elsewhere in this report. All financial and operating data have been restated to give effect to the 1996 Reorganization, as defined in Note 1 of Notes to Consolidated Financial Statements, and our acquisition of TSI Soccer Corporation. In 1997, dELiA*s adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share." All per share data for prior periods have been restated. Pro forma net income is computed for the year ended January 31, 1997 and all prior periods on the basis described in Note 7 of Notes to Consolidated Financial Statements and assuming the pro forma tax provisions described in that note. Prior to the IPO, which was completed in December 1996, dELiA*s effected the 1996 Reorganization, in which dELiA*s converted from a limited liability company to a C corporation. See Note 7 of Notes to Consolidated Financial Statements.

                                          Fiscal Year   Fiscal Year   Fiscal Year   Fiscal Year   Fiscal Year
                                              1994          1995          1996          1997          1998
                                              ----          ----          ----          ----          ----

                                                    (in thousands, except share and per share data)

Income Statement Data:
   Net sales............................    $12,053       $23,391       $54,224       $113,049      $158,364
   Cost of sales........................      7,212        13,652        28,291         57,811        78,368
                                          ---------     ---------     ---------     ----------    ----------
   Gross profit.........................      4,841         9,739        25,933         55,238        79,996
   Selling, general and
     administrative expenses                  4,949         9,720        22,194         47,943        71,711
   Merger-related costs.................         --            --            --          1,614            --
   Other income (expense), net..........        (45)          (56)          103          1,201           962
                                          ---------     ---------     ---------     ----------    ----------
   Income (loss) before income taxes....       (153)          (37)        3,842          6,882         9,247
   Provision (benefit) for income taxes.         --           (5)          (351)         2,456         3,405
                                          ---------     ---------     ---------     ----------    ----------
   Net income (loss)....................   $   (153)     $    (32)     $  4,193      $   4,426    $    5,842
                                          =========     =========     =========     ==========    ==========
   Basic net income (loss) per share....    $ (0.01)      $ (0.00)     $   0.40     $     0.34   $      0.42
                                          =========     =========     =========     ==========    ==========
   Diluted net income (loss) per share..   $  (0.01)      $ (0.00)     $   0.40     $     0.34   $      0.41
                                          =========     =========     =========     ==========    ==========
   Pro forma net income (loss)..........        (95)          (22)     $  2,257
                                          =========     =========     =========
   Pro forma basic and diluted net
     income (loss) per share............   $  (0.01)      $ (0.00)     $   0.22
                                          =========     =========     =========
   Shares used in the calculation of
     basic net income (loss) per share..     10,263        10,263        10,477         12,941        13,779
                                          =========     =========     =========     ==========    ==========
   Shares used in the calculation of
     diluted net income (loss) per share     10,263        10,263        10,499         13,083        14,318
                                          =========     =========     =========     ==========    ==========

                                                                       January 31,
                                              ------------------------------------------------------------
                                              1995          1996          1997          1998          1999
                                              ----          ----          ----          ----          ----

                                                        (in thousands, except retail store data)

Balance Sheet Data:
   Cash and cash equivalents ............       635           726        21,717         4,485        10,981
   Working capital ......................       950           349        19,099        37,959        25,480
   Total assets .........................     2,807         4,381        32,660        64,572        82,144
   Total stockholders' equity ...........       848           916        21,024        44,144        63,607
Selected Operating Data:
   Number of catalogs distributed .......                   5,400        13,050        39,850        61,322
   House names (1) ......................                     685         1,873         4,192        10,671
   Buyers (2) ...........................                     269           644         1,308         6,072
   Retail stores (3) ....................                       2            10            14            43

(1) House names represent the number of customers who have made at least one purchase or have requested a catalog in the preceding 36 months, determined at the end of the applicable fiscal period. The numbers presented include names purchased from Fulcrum, but are net of duplicate names based on management estimates.

(2) Buyers represent the number of customers who have made at least one purchase, determined at the end of the applicable fiscal period. The numbers presented include names purchased from Fulcrum, but are net of duplicate names based on management estimates.

(3) Retail stores represent the number of retail stores we operated at the end of the applicable fiscal period.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The following discussion and analysis should be read in conjunction with "Item 6--Selected Financial Data" and our Consolidated Financial Statements and Notes thereto included elsewhere in this report. Except for the historical information presented, the discussion in this report contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this report should be read as being applicable to all related forward-looking statements wherever they appear in this report. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and under "Item 1--Business--Risk Factors" as well as those discussed elsewhere in this report.

Overview

     Through our catalogs, retail stores and Web sites, we are a leading marketer of casual apparel, accessories and soccer merchandise to young men and women between the ages of 10 and 24, an age group known as "Generation Y."

     Through our dELiA*s catalog and Web site, which target Generation Y girls and young women, we are the leading direct marketer of casual apparel, related accessories and cosmetics focused on this demographic group. Through our TSI Soccer catalog, retail stores and Web site, we are a leading direct marketer and retailer of specialty soccer merchandise to Generation Y boys and girls. Our other catalogs include Contents, mailed in fiscal 1998 as a dELiA*s insert which offers home furnishings to Generation Y, and Droog, a recently-launched apparel and accessory title that targets Generation Y young men, as well as dot dot dash and Storybook Heirlooms, our pre-teen apparel titles. Through our recently acquired Screeem! and Jean Country retail stores, we offer our customers progressive, fashion-forward, unisex branded apparel through a dynamic mall-based shopping experience featuring live DJs, fashion models and promotional appearances and events. In January 1999, we mailed our first Storybook Heirlooms catalog, which targets girls ages 4 to 11 with fashionable, upscale special occasion outfits, casual apparel and accessories. We acquired the Storybook Heirlooms trademark, customer list and related inventory in September 1998.

     In fiscal 1998, we distributed approximately 61 million catalogs, 10 editions of dELiA*s, five editions of TSI Soccer, two editions of droog and one edition of Storybook Heirlooms. During the same period, we also opened three additional retail outlet stores. In addition, we acquired retail stores through our Screeem! business acquisition and acquired assets of the Fulcrum Direct catalog business.

     We have recently combined the components of our Internet operations, including www.dELiAs.cOm, www.TSISoccer.com, www.discountdomain.com, www.Droog.com, www.ContentsOnline.com, www.dotdotdash.com and www.StorybookHeirlooms.com, as well as the www.gURL.com community Web site, into our iTurf Inc. subsidiary. On April 14, 1999, we completed an initial public offering of approximately 28% of iTurf's common stock. iTurf used $17.7 million of the proceeds to purchase 551,046 shares of dELiA*s common stock from us.

     In February 1999, we opened our first full-priced dELiA*s retail store in The Westchester mall in White Plains, New York. Since January 31, 1999, we have also opened two new TSI Soccer stores and signed several leases for additional dELiA*s and TSI Soccer stores. During fiscal 1999, we expect to open 10 to 15 new dELiA*s retail stores and 7 to 10 new TSI Soccer retail stores.

     Capital Investments. In order to support our direct marketing operations, we have made and continue to make significant capital expenditures for telephone and management information systems and have hired and maintained an in-house workforce of teleservice representatives.

     We have made, and expect to continue to make, significant capital expenditures to build infrastructure, including high-performance sophisticated retail management systems, to support the additional sales volume expected as a result of expected growth in our various businesses.

     Risks. As our revenue base grows and we further penetrate our target market, we will probably not be able to sustain the levels of percentage annual growth in net sales and operating income experienced historically. In addition, as we continue to increase the number of catalogs we mail, we have observed that new customers respond at lower rates than our existing customers have historically responded. We have also observed that when customers receive multiple editions of catalogs within the same fiscal quarter, aggregate response rates have declined.

     Legislation introduced in the U.S. Congress that proposes restrictions on persons, principally list brokers, that sell, purchase or otherwise use for commercial purposes personal information about teens under the age of 16 and children could adversely affect our use of purchased and rented lists, as well as our ability to generate new names for our proprietary database.

     A variety of factors affect our comparable store sales, including, among others, fashion trends, the general retail sales environment, our ability to efficiently source and distribute products, changes in our merchandise mix and our ability to execute our business strategy efficiently. Comparable store sales may fluctuate significantly as we roll out new retail concepts and enter new markets.

Results of Operations

     On December 10, 1997, we acquired TSI Soccer Corporation in a transaction accounted for as a pooling of interests. Accordingly, our historical results have been restated to include the historical operations of TSI.

     The following table sets forth, for the periods indicated, the percentage relationship of items from our income statement to net sales. Any trends reflected by the following table may not be indicative of future results.

                                                                      Percentage of Net Sales
                                                      ------------------------------------------------------
                                                      Fiscal Year 1996   Fiscal Year 1997   Fiscal Year 1998
                                                            Ended              Ended             Ended
                                                         January 31,        January 31,       January 31,
                                                             1997               1998              1999
                                                      ----------------   ----------------   ----------------
Net sales.......................................             100.0%             100.0%            100.0%
Cost of sales...................................              52.2               51.1              49.5
                                                            ------             ------            ------
Gross profit....................................              47.8               48.9              50.5
Selling, general, and administrative expenses                 40.9               42.4              45.3
Merger related expenses.........................                                  1.4
Interest income, net............................               0.2                1.0               0.6
                                                            ------              -----            ------
Income before income taxes......................               7.1                6.1               5.8
Provision (benefit) for income taxes............              (0.6)               2.2               2.1
                                                            -------            ------             -----
Net income......................................               7.7%               3.9%              3.7%
                                                            ======             ======            ======
Pro forma net income............................               4.2%
                                                            ======

     Pro forma net income is computed for the year ended January 31, 1997 on the basis described in Note 7 of Notes to Consolidated Financial Statements and assuming the pro forma tax provisions described in that note. Prior to the IPO, which was completed in December 1996, dELiA*s effected the 1996 Reorganization, in which dELiA*s converted from a limited liability company to a C corporation.

Comparison of Fiscal Years 1997 and 1998

     Net sales. Net sales increased approximately $45.4 million, from $113.0 million in fiscal 1997 to $158.4 million in fiscal 1998. The increase in net sales was primarily due to our fiscal 1998 Screeem!

acquisition and an increase in the number of catalogs mailed offset in part by reduced response rates to our catalogs.

     Gross margin. Gross margin increased from 48.9% in fiscal 1997 to 50.5% in fiscal 1998. The increase in gross margin was primarily due to a larger proportion of higher-margin apparel sales compared to relatively lower-margin soccer merchandise sales. Gross margin also increased due to improved sourcing of merchandise, including larger volume discounts from suppliers and a greater proportion of private label products sourced directly from overseas contract manufacturers.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased approximately $23.8 million, from $47.9 million (before non-recurring charges) in fiscal 1997 to $71.7 million in fiscal 1998. Selling, general and administrative expenses increased as a percentage of net sales from 42.4% in fiscal 1997 to 45.3% in fiscal 1998. The increase in selling, general and administrative expenses was primarily due to greater marketing expenditures on catalog circulation and greater spending on our corporate infrastructure, including expenditures to support retail and internet growth.

     Interest and other income, net. Interest and other income, net, decreased approximately $0.2 million, from $1.2 million in fiscal 1997 to $1.0 million in fiscal 1998. The decrease in interest income, net, was primarily due to our use of the net proceeds from our IPO and another public offering we completed in 1997, which proceeds were previously invested, for our 1998 acquisitions.

Comparison of Fiscal Years 1996 and 1997

     Net sales. Net sales increased approximately $58.8 million, from $54.2 million in fiscal 1996 to $113.0 million in fiscal 1997. The increase in net sales was primarily due to an increase in the number of catalogs mailed, as well as an increase in average order size and, to a lesser degree, the opening of three new TSI Soccer retail stores. The increase in average order size resulted from a combination of factors, including increased prices on existing items and the addition of more expensive items.

     Gross margin. Gross margin increased from 47.8% in fiscal 1996 to 48.9% in fiscal 1997. The increase in gross margin was primarily due to a larger proportion of higher-margin apparel sales from the dELiA*s catalog compared to relatively lower-margin soccer merchandise sales from the TSI Soccer catalog and retail stores.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased approximately $25.7 million, from $22.2 million in fiscal 1996 to $47.9 million (before non-recurring charges) in fiscal 1997. Selling, general and administrative expenses increased as a percentage of net sales from 40.9% in fiscal 1996 to 42.4% in fiscal 1997. The increase in selling, general and administrative expenses was primarily due to greater marketing expenditures on catalog circulation and greater spending on infrastructure, which were partly offset by the leveraging of fixed costs over a larger revenue base.

     Merger-related costs. Merger-related costs of $1.6 million were incurred in fiscal 1997 in connection with the TSI acquisition and included professional fees, costs related to consolidation of distribution facilities, the write-off of property and equipment and cancellation of contracts.

     Interest income, net. Interest income, net, increased approximately $1.1 million, from $103,000 in fiscal 1996 to $1.2 million in fiscal 1997. The increase in interest income, net, was primarily due to our investment of the net proceeds from the IPO and another public offering we completed in 1997.

     Provision (benefit) for income taxes. Provision (benefit) for income taxes increased approximately $2.8 million from a benefit of $351,000 in fiscal 1996 to a provision of $2.5 million in fiscal 1997. This increase relates to the 1996 Reorganization, which was effected in the fourth quarter of fiscal 1996, in which we converted from a limited liability company to a C corporation.

Selected Quarterly Results of Operations and Seasonality

     The following table sets forth unaudited income statement data for the eight quarters ended January 31, 1999, as well as the data expressed as percentages of our total net sales for the periods indicated. The data have been derived from unaudited consolidated financial statements that, in the opinion of management, include all adjustments consisting only of normal recurring adjustments necessary for fair presentation when read in conjunction with our annual audited consolidated financial statements and notes thereto.

                                -----------------------------------------------------------------------------------------
                                                                    Quarter Ended
                                -----------------------------------------------------------------------------------------
                                               Fiscal 1997                                    Fiscal 1998
                                -------------------------------------------    ------------------------------------------
                                Apr. 30,   July 31,   Oct. 31,   Jan. 31,      Apr. 30,   July 31,   Oct. 31,  Jan. 31,
                                  1997       1997       1997       1998          1998       1998       1998      1999
                                  ----       ----       ----       ----          ----       ----       ----      ----

                                                     (in thousands, except share and per share data)

Net sales.....................  $ 17,697   $ 21,086    $31,357   $ 42,909      $ 31,194   $ 26,451    $40,821  $ 59,898
Cost of sales.................     9,278     10,622     16,514     21,397        14,223     13,712     19,979    30,454
                                --------   --------    -------   --------      --------   --------    -------  --------
Gross profit................       8,419     10,464     14,843     21,512        16,971     12,739     20,842    29,444
Selling, general and
     administrative expenses       8,048     10,204     12,684     17,007        14,092     13,499     19,691    24,429
Merger-related costs........          --         --         --      1,614            --         --         --        --
Other income) net...........         213        268        338        382           341        300        126       195
                                --------   --------    -------   --------      --------   --------    -------  --------
Income (loss) before
     income taxes...........         584        528      2,497      3,273         3,220       (460)     1,277     5,210
Provision (benefit) for
     income taxes...........         262        141        870      1,183         1,220       (317)       530     1,972
                                --------   --------    -------   --------      --------   --------    -------  --------
Net income (loss)...........    $    322   $    387    $ 1,627   $  2,090      $  2,000   $   (143)   $   747  $  3,238
                                ========   ========    =======   ========      ========   ========    =======  ========
Per share data:
Basic net income (loss) per
     share..................    $   0.03   $   0.03    $  0.12   $   0.16      $   0.15   $  (0.01)   $  0.05  $   0.23
                                ========   ========    =======   ========      ========   ========    =======  ========

Shares used in calculation
     of basic net income
     (loss) per share
Diluted net income (loss) per     12,288     12,866     13,301     13,310        13,321     13,498     14,139    14,159
     share..................    $   0.03   $   0.03    $  0.12   $   0.15      $   0.15   $  (0.01)   $  0.05  $   0.21
                                ========   ========    =======   ========      ========   ========    =======  ========
Shares used in calculation
     of diluted net income
     (loss) per share.......      12,387     13,003     13,445     13,498        13,569     13,498     14,735    15,300


                                                               Percentage of Total Net Sales
                                -----------------------------------------------------------------------------------------

Net sales...................       100.0%     100.0%     100.0%     100.0%       100.0%      100.0%     100.0%    100.0%
Cost of sales...............        52.4       50.4       52.7       49.9         45.6        51.8       49.0      50.8
                                  ------      -----     ------     ------       ------      ------   --------  --------
Gross profit................        47.6       49.6       47.3       50.1         54.4        48.2       51.0      49.2
Selling, general,
     administrative and
     merger-related expenses        45.5       48.4       40.4       43.4         45.2        51.0       48.2      40.8
Other income, net...........         1.2        1.3        1.1        0.9          1.1         1.1        0.3       0.3
                                  ------     ------     ------     ------      -------     -------   --------  --------
Income (loss) before income
     taxes..................         3.3        2.5        8.0        7.6         10.3        (1.7)       3.1       8.7
Provision (benefit) for
     income taxes...........         1.5        0.7        2.8        2.7          3.9        (1.2)       1.3       3.3
                                   -----     ------     ------     ------      -------     -------   --------  --------
Net income (loss)...........         1.8%       1.8%       5.2%       4.9%         6.4%       (0.5)%      1.8%      5.4%
                                  ======     ======     ======     ======      =======     =======   ========  ========


     We experience seasonal fluctuations in our merchandise sales and results of operations. We expect our sales and operating results generally to be lower in the first and second quarters and higher in the third quarter and fourth quarter, which includes the holiday season, of each fiscal year. Our quarterly results may fluctuate as a result of numerous factors, including

     o    the timing, quantity and cost of catalog mailings;

     o    the timing of new store openings;

     o    the timing of sale circulars and liquidations;

     o    the timing of merchandise deliveries;

     o market acceptance of our merchandise, including new merchandise categories or products introduced, and response rates to catalog mailings;

     o    the mix of products sold;

     o    the timing of inventory writedowns;

     o    the incurrence of other operating costs; and

     o factors beyond our control, such as general economic conditions, changes in consumer spending patterns; actions of competitors and weather and other factors affecting retail stores.

     Accordingly, the results of operations in any quarter will not necessarily be indicative of the results that may be achieved for a full fiscal year or any future quarter.

Liquidity and Capital Resources

     On December 7, 1998 we entered into a credit agreement with First Union National Bank. The credit agreement was amended in April 1999 to permit the iTurf initial public offering. The credit agreement established a new credit facility which replaced our previous line of credit agreement. The credit facility, which terminates on December 7, 2001, consists of a revolving line of credit permitting us to borrow up to $25 million and provides for the issuance of documentary and standby letters of credit up to $10 million. Our obligations under the credit agreement are secured by a lien on substantially all of our assets, except specified real property, the Class B common stock of iTurf that we own and the assets of iTurf and its subsidiaries. Our ability to borrow under the credit agreement is contingent on a number of conditions including our compliance with tangible net worth, fixed charge coverage ratio and debt to cash flow covenants. The availability of the unused revolving line of credit is limited to specified percentages of the value of our eligible inventory determined under the credit agreement. At our option, borrowings under this facility bear interest at First Union National Bank's prime rate or at LIBOR plus 200 basis points. The credit agreement contains covenants and default provisions customary for credit facilities of this nature, including limitations on our payment of dividends. A fee of 0.375% per year is assessed monthly on the unused portion of the line of credit. There were no funds borrowed under line of credit agreements during the fiscal years ended January 31, 1998 and 1999.

     Without giving effect to our acquisition of TSI Soccer Corporation, since our inception, we have met our operating and cash requirements through funds generated from operations, the private sales of equity securities and our public offerings. In addition, we have used our bank credit facilities for letters of credit. TSI's operating and cash requirements were provided primarily by bank loans, loans from stockholders and private equity financing. Following the TSI Soccer acquisition, we repaid substantially all of TSI's outstanding long-term debt and bank line of credit.

     Cash used by operations in fiscal 1998 was $9.2 million compared to cash provided by operations of $6.6 million in fiscal 1997. This change primarily related to a fiscal 1998 decrease in current liabilities, after adjusting for acquisitions, while the current liabilities balance increased significantly during fiscal 1997. In addition, we used more cash to invest in inventory and other current assets. These cash uses were offset by increased cash provided by operations as reflected by an increase in net income before depreciation and amortization expense.

     Cash provided by investing in fiscal 1998 was $15.6 million, while investing activities used $43.0 million in fiscal 1997, excluding cash invested in short-term securities, as we used the proceeds from the sale of investments purchased in the prior year to finance our operations. During fiscal 1999, we expect to make capital expenditures in excess of $22 million for the purchase of and improvements to our warehouse and distribution facility, expansion of our retail concepts, investment in iTurf and other information system projects as well as leasehold improvements and other equipment relating to new corporate office leases.

     We believe that our cash on hand and cash generated by operations, together with the funds available under our credit agreement and the funds raised by the IPO of iTurf, will be sufficient to meet our capital and operating requirements through fiscal 1999. Our future capital requirements, however, depend on numerous factors, including, without limitation, the success of our marketing, sales and distribution efforts. Additional funds, if required, may not be available to us on favorable terms or at all.

Year 2000

     We are heavily dependent upon complex computer software and systems for our operations. Many existing computer programs and systems use only two digits to identify a year in the date field. These programs and systems were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000.

State of Readiness

     All of our material operating software and our information technology and other systems, including telecommunications and warehouse systems, were developed by and are supported by third party vendors. Each of the third party vendors of our mission-critical operating software, with the exception of the vendor of the phone switch used by our Storybook Heirlooms business, have provided written warranties or assurances that such software will not be affected by the changes in the century. We are continuing communications with the vendor of our Storybook Heirlooms phone switch, although the lease on such switch expires in fiscal 1999 and our renegotiations will be contingent on Year 2000 compliance. The majority of the third party vendors of our other material operating software and systems have also provided warranties or assurances that such software and systems would be compliant by December 31, 1998. We have prepared a Year 2000 compliance program which involves:

     o identifying the material operating software and systems on which we depend, whether used by us or by our service providers;

     o obtaining written warranties or assurances from third party software and systems vendors and service providers;

     o monitoring the compliance efforts of those vendors and service providers; and

     o    testing our material operating software and systems.

     We expect to begin performing tests in the second quarter of fiscal 1999 of some of our material operating software and systems to verify the assurances given by these third party vendors and ensure Year 2000 compliance. We have not yet begun to perform these tests on any of our software and systems and we may not be able to test all of our material operating systems. As a result, we have not identified any material software or systems as requiring remediation or replacement. However, we can not assure you that all of our material operating software and systems will be Year 2000 compliant.

     In addition to the operating systems and software we use directly, our operations are also dependent upon the performance of operating software and systems used by our significant service providers, including providers of financial, telecommunications and parcel delivery services. We have contacted each of our significant service providers and have obtained written assurances from the majority of such providers that their relevant operating software and systems are in Year 2000 compliance or would be by December 31, 1998. We are monitoring the status of all our significant service providers' Year 2000 compliance efforts to minimize the risk of any material adverse effect on our operations resulting from compliance failures. However, there can be no assurance that our service providers have, or will have, operating software and systems that are Year 2000 compliant.

Risks

     The failure of our software or systems to be Year 2000 compliant could prevent us from being able to process or fulfill orders from our customers or could disrupt our financial and management controls and reporting systems. Any such worst-case scenario, if not quickly remedied, would have a material adverse effect on our business. Therefore, we are developing contingency plans with respect to our systems and software. We expect our contingency plans to be completed by the end of the second quarter of fiscal 1999.

     In addition, a significant portion of our merchandise sales are made with credit cards, and our operations may be materially adversely affected to the extent our customers are unable to use their credit cards due to Year 2000 issues that are not rectified by the customers' credit card vendors.

     We have not identified significant exposure to Year 2000 problems outside of the information technology issues identified above.

Costs

     To date, we have spent less than $10,000 on Year 2000 compliance. We expect our incremental costs of addressing Year 2000 issues in fiscal 1999 and beyond to be between $50,000 and $75,000. We believe that we have sufficiently budgeted for technology investments, including Year 2000 compliance, and that such investments will be funded by our cash from operations, the iTurf IPO and our credit facility, as necessary. However, given our dependence on third-party software and system vendors and service providers, including our customers' vendors, there can be no assurance to that effect.

Recent Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", which is effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting and display of comprehensive income. The adoption of SFAS No. 130 as of February 1, 1998 did not have an effect on our financial statements or disclosure as we have no reconciling items. Therefore, net income and comprehensive income are the same.

     In fiscal 1998, we adopted SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual consolidated financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. Although we sell different types of products and use several distribution methods, the adoption of SFAS No. 131 did not affect our disclosure of segment information as the level of operating results currently available to and reviewed by the chief operating decision maker, as defined by the statement, categorizes our business as a single operating segment under SFAS No. 131.

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," SFAS No. 133, which is effective for fiscal years beginning after June 15, 1999, requires us to recognize all derivatives on the balance sheet at fair value. We have determined that the adoption of this new standard will not have a material effect on our consolidated financial statements or disclosure for all periods presented.

Item 8. Financial Statements and Supplementary Data.

     See Item 14 of Part IV of this report.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     During the two most recent fiscal years, there has been no change in, or disagreement with, the independent accountant engaged as the principal accountant to audit our consolidated financial statements or the operations of a significant subsidiary.


                                    PART III

     The information required by Part III (Items 10 through 13) is incorporated by reference to the captions "Beneficial Ownership of Voting Securities," "Election of Directors," "Management" and "Certain Transactions" in our definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of our fiscal year covered by this report.


                                     PART IV

Item 14.  Exhibits, Financial Statements, and Reports on Form 8-K.

     (a) See Index to Financial Statements on page F-1.

     (b) We filed the following reports on Form 8-K during fiscal 1998:

          (i)  current report on Form 8-K/A, dated February 23, 1998, reporting
               Item 7. This report contained financial statements relating to our acquisition of TSI Soccer Corporation in the fourth quarter of fiscal 1997.

          (ii) current report on Form 8-K, dated March 20, 1998, reporting Item
               5. This report contained our consolidated net sales and net income for the 30-day period ended January 9, 1998.

          (iii) current report on Form 8-K, dated July 27, 1998, reporting Item
               5. This report contained information about the acquisition of our Screeem! business.

          (iv) current report on Form 8-K/A, dated September 11, 1998, reporting
               Item 7. This report contained historical and pro forma financial information about our Screeem! business.

     (c) See Exhibit Index immediately following Signature Page.

                          dELiA*s INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                                 Page
                                                                                                                 ----

INDEPENDENT AUDITORS' REPORTS                                                                                     F-2

FINANCIAL STATEMENTS:

   Consolidated Balance Sheets as of January 31, 1998 and 1999 .............................................      F-4

   Consolidated Statements of Income for the fiscal years ended January 31, 1997,
     1998 and 1999 .........................................................................................      F-5

   Consolidated Statements of Stockholders' Equity for the fiscal years ended January 31, 1997,
     1998 and 1999 .........................................................................................      F-6

   Consolidated Statements of Cash Flows for the fiscal years ended January 31, 1997,
     1998 and 1999 .........................................................................................      F-7

   Notes to Consolidated Financial Statements ..............................................................      F-8

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of dELiA*s Inc.
New York, New York

We have audited the consolidated balance sheets of dELiA*s Inc. and subsidiaries (the "Company") as of January 31, 1998 and 1999, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three fiscal years in the period ended January 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits. The consolidated financial statements give retroactive effect to the merger between a wholly-owned subsidiary of the Company and TSI Soccer Corporation ("TSI"), which has been accounted for as a pooling of interests as described in Note 3 to the consolidated financial statements. We did not audit the statements of income, stockholders' equity, and cash flows of TSI for the year ended December 31, 1996, which statements reflect total revenues of $24.0 million for the year ended December 31, 1996. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for TSI for 1996, is based solely on the report of such other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of dELiA*s Inc. and subsidiaries as of January 31, 1998 and 1999, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 31, 1999 in conformity with generally accepted accounting principles.




DELOITTE & TOUCHE LLP
March 30, 1999
(April 14, 1999 as to Notes 1 and 15)
New York, New York

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of TSI Soccer Corporation
Durham, North Carolina

We have audited the statements of income, stockholders' equity and cash flows of TSI Soccer Corporation for the year ended December 31, 1996 (not separately included herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of TSI Soccer Corporation for the year ended December 31, 1996 in conformity with generally accepted accounting principles.


                                                        BDO Seidman, LLP

High Point, North Carolina
March 18, 1998
                          dELiA*s INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                            JANUARY 31, 1998 AND 1999
                 (in thousands, except share and per share data)

                                                                                        1998               1999
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents .................................................    $         4,485    $         10,981
   Short-term investments ....................................................             37,075                   -
   Merchandise inventories ...................................................             11,233              21,232
   Prepaid expenses and other current assets .................................              5,120              11,352
                                                                                  ---------------    ----------------
         Total current assets ................................................             57,913              43,565

PROPERTY AND EQUIPMENT - Net .................................................              6,222              12,542

GOODWILL AND OTHER ASSETS ....................................................                437              26,037
                                                                                  ---------------    ----------------

TOTAL ASSETS .................................................................    $        64,572    $         82,144
                                                                                  ===============    ================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable ..........................................................             11,697              10,185
   Accrued expenses ..........................................................              5,157               4,739
   Liabilities due to customers ..............................................              1,206               1,763
   Income taxes payable ......................................................              1,188                   -
   Other current liabilities .................................................                706               1,398
                                                                                  ---------------    ----------------
         Total current liabilities ...........................................             19,954              18,085

LONG-TERM LIABILITIES ........................................................                474                 452

COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS' EQUITY
   Preferred stock, par value $.01 per share; Authorized - 1,000,000 shares;
     Issued and outstanding - none ...........................................                  -                   -
   Common stock, par value $.01 per share; Authorized - 50,000,000 shares;
     Issued and outstanding - 13,318,914 and 14,185,425 shares,
     at January 31, 1998 and 1999, respectively ..............................                133                 142
   Deferred compensation .....................................................                (50)                  -
   Additional paid-in capital ................................................             40,571              54,133
   Retained earnings .........................................................              3,490               9,332
                                                                                  ---------------    ----------------
         Total stockholders' equity ..........................................             44,144              63,607
                                                                                  ---------------    ----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...................................    $        64,572    $         82,144
                                                                                  ===============    ================

                 See notes to consolidated financial statements.

                          dELiA*s INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
               FISCAL YEARS ENDED JANUARY 31, 1997, 1998 AND 1999
                      (in thousands, except per share data)

                                                                                 Fiscal Year Ended January 31,
                                                                           -------------------------------------
                                                                           1997             1998            1999
                                                                           ----             ----            ----
NET SALES ........................................................     $      54,224    $   113,049     $    158,364

COST OF SALES ....................................................            28,291         57,811           78,368
                                                                       -------------    -----------     ------------

GROSS PROFIT .....................................................            25,933         55,238           79,996

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES .....................            22,194         47,943           71,711

MERGER RELATED COSTS (Note 3) ....................................                 -          1,614                -

INTEREST AND OTHER INCOME, NET ...................................               103          1,201              962
                                                                       -------------    -----------     ------------

INCOME BEFORE PROVISION FOR INCOME TAXES .........................             3,842          6,882            9,247

PROVISION (BENEFIT) FOR INCOME TAXES .............................              (351)         2,456            3,405
                                                                       -------------    -----------     ------------

NET INCOME .......................................................     $       4,193    $     4,426     $      5,842
                                                                       =============    ===========     ============

BASIC NET INCOME PER SHARE .......................................     $        0.40    $      0.34     $       0.42
                                                                       =============    ===========     ============

DILUTED NET INCOME PER SHARE .....................................     $        0.40    $      0.34     $       0.41
                                                                       =============    ===========     ============

PRO FORMA INCOME DATA (UNAUDITED)
   Income before provision for income taxes as reported ..........     $       3,842

   Pro forma provision for income taxes ..........................             1,585
                                                                       -------------

   Pro forma net income ..........................................     $       2,257
                                                                       =============

   Pro forma basic and diluted net income per share ..............     $        0.22
                                                                       =============

                 See notes to consolidated financial statements.

                          dELiA*s INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               FISCAL YEARS ENDED JANUARY 31, 1997, 1998 AND 1999
                        (in thousands, except share data)

                                            Common Stock         Note
                                         ------------------    Receivable                   Additional   Retained        Total
                                         Number of                from         Deferred       Paid-In    Earnings/    Stockholders'
                                           Shares    Amount    Stockholder   Compensation     Capital    (Deficit)       Equity
                                         ---------   ------    -----------   ------------   ----------   ---------    -------------
BALANCE, JANUARY 31, 1996 ............   9,454,562    $  95       $ --           $  --        $ 1,220     $  (399)      $   916

Issuance of common stock .............     808,065        8        (50)           (217)           259          --            --

LLC Distribution (Note 1) ............          --       --         --              --           (417)     (3,583)       (4,000)

Net proceeds from issuance of common
  stock in initial public offering
  (Note 1) ...........................   2,052,500       21         --              --         19,824          --        19,845

Deferred compensation expense (Note 8)          --       --         --              70             --          --            70

Net income ...........................          --       --         --              --             --       4,193         4,193
                                        ----------   ------       ----           -----        -------     -------       -------

BALANCE, JANUARY 31, 1997 ............  12,315,127      124        (50)           (147)        20,886         211        21,024

Cancellation of common stock .........     (49,523)      (1)         5              (4)            --          --            --

Net proceeds from issuance of common
  stock in public offering ...........   1,000,000       10         --              --         19,415          --        19,425

Issuance of common stock (Note 8) ....      35,300       --         --              --            638          --           638

Payments to statutory dissenters
  (Note 3) ...........................          --       --         --              --           (730)         --          (730)

Payment of note receivable from
  stockholder (Note 14) ..............          --       --         50              --             --          --            50

Issuance of common stock in connection
  with acquisition (Note 3) ..........       5,000       --         --              --            108          --           108

Exercise of stock options ............       2,250       --         --              --             25          --            25

Issuance of common stock in
  satisfaction of Stock Appreciation
  Rights (Note 3)                           10,760       --         --              --            233          --           233

Deferred compensation expense (Note 8)          --       --         --              92             --          --            92

Net income ...........................          --       --         --              --             --       4,426         4,426

Adjustment to conform fiscal year
  of pooled company (Note 3) .........          --       --         --              --             --      (1,147)       (1,147)
                                        ----------   ------       ----           -----        -------     -------       -------

BALANCE, JANUARY 31, 1998 ............  13,318,914      133         --             (50)        40,571       3,490        44,144
                                        ==========   ======       ====           =====        =======     =======       =======

Deferred compensation expense (Note 8)          --       --         --              50             --          --            50

Issuance of common stock in connection
  with acquisitions (Note 3) .........     817,501        8         --              --         13,242          --        13,250

Exercise of stock options ............      49,010        1         --              --            320          --           321

Net income ...........................          --       --         --              --             --       5,842         5,842
                                        ----------   ------       ----           -----        -------     -------       -------

BALANCE, JANUARY 31, 1999 ............  14,185,425   $  142       $ --          $   --        $54,133     $ 9,332       $63,607
                                        ==========   ======       ====           =====        =======     =======       =======

                 See notes to consolidated financial statements.

                          dELiA*s INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FISCAL YEARS ENDED JANUARY 31, 1997, 1998 AND 1999
                                 (in thousands)

                                                                           Fiscal Year Ended January 31,
                                                                -----------------------------------------------------
                                                                    1997               1998                1999
                                                                -------------     --------------     ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income .............................................     $       4,193     $         4,426    $          5,842
   Adjustment to conform fiscal year of pooled company ....                 -             (1,147)                  -
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
     Depreciation and amortization ........................               288                 857               2,677
     Loss on disposition of fixed assets ..................                 -                  85                   -
     Amortization of investments ..........................                 -                 204                 160
     Compensation expense related to restricted stock and
       stock appreciation rights ..........................                70                 325                  50
     Decrease in note receivable from stockholder .........                 -                  50                   -
   Changes in operating assets and liabilities:
     Merchandise inventories ..............................            (4,827)             (4,228)             (6,888)
     Prepaid expenses and other current assets ............            (1,026)             (3,504)             (6,191)
     Other assets .........................................               (32)               (130)             (1,007)
     Current liabilities ..................................             7,583               9,317              (4,023)
     Long-term liabilities ................................                14                 296                 142
                                                                -------------     ---------------    ----------------

Net cash (used in) provided by operating activities .......             6,263               6,551              (9,238)
                                                                -------------     ---------------    ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures ...................................            (1,551)             (4,839)             (6,158)
   Purchase of investment securities:
     Held-to-maturity .....................................                 -             (62,782)                  -
     Available-for-sale ...................................                 -             (49,501)            (46,513)
   Proceeds from maturity of held-to-maturity investment
     securities ...........................................                 -              32,555              30,024
   Proceeds from sale of available-for-sale investment
     securities ...........................................                 -              42,450              53,404
   Acquisition of businesses, net of cash acquired ........                 -                (843)            (15,203)
                                                                -------------     ----------------   ----------------

Net cash provided by (used in) investing activities .......            (1,551)             (42,960)            15,554
                                                                -------------     ---------------    ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from issuance of common stock .............            19,845              20,063                   -
   Exercise of stock options ..............................                 -                  23                 321
   Payments for dividends .................................            (4,000)                  -                   -
   Borrowings (repayments) under line of credit agreement .               503                (503)                  -
   Proceeds from issuance of long-term debt ...............                68                   -                   -
   Principal payments on long-term debt and capital lease
     obligations ..........................................              (137)               (406)               (141)
                                                                -------------     ---------------    ----------------

Net cash provided by financing activities .................            16,279              19,177                 180
                                                                -------------     ---------------    ----------------

INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS ............................................            20,991             (17,232)              6,496

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ............               726              21,717        `      4,485
                                                                -------------     ---------------    ----------------

CASH AND CASH EQUIVALENTS, END OF PERIOD ..................     $      21,717     $         4,485    $         10,981
                                                                =============     ===============    ================

SUPPLEMENTARY CASH FLOWS INFORMATION:
   Income taxes paid ......................................     $          96     $         1,738    $          3,328
                                                                =============     ===============    ================

   Interest paid ..........................................     $         119     $           255    $             13
                                                                =============     ===============    ================

                 See notes to consolidated financial statements.

                          dELiA*s INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FISCAL YEARS ENDED JANUARY 31, 1997, 1998 and 1999

1.   BUSINESS AND BASIS OF PRESENTATION

     dELiA*s Inc. (together with its consolidated subsidiaries, the "Company" or "dELiA*s"), through its catalogs, retail stores and Web sites, is a leading marketer of casual apparel, accessories and soccer merchandise to young men and women between the ages of 10 and 24, an age group known as "Generation Y."

     The Company has recently combined the components of its Internet operations into its iTurf Inc. subsidiary ("iTurf"). On April 14, 1999, the Company completed an initial public offering of approximately 28% of iTurf's common stock. See Note 15.

     The Company is subject to seasonal fluctuations in its merchandise sales and results of operations. The Company expects its sales and operating results generally to be lower in the first and second quarters and higher in the third quarter and fourth quarter, which includes the holiday season, of each fiscal year.

     The Company is a successor to a business originally founded in September 1993. In 1995, the successor business began to operate as a New York limited liability company under the name dELiA*s LLC ("dLLC"). As a limited liability company, dLLC was treated for income tax purposes as a partnership with taxes on the income generated by dLLC paid by its members. In October 1996, dELiA*s was incorporated in Delaware. Prior to the completion of the Company's December 1996 initial public offering of its common stock (the "IPO"), dLLC and dELiA*s engaged in a reorganization transaction (the "1996 Reorganization") pursuant to which dLLC contributed its assets to dELiA*s and dELiA*s assumed, and agreed to pay, perform and discharge, all liabilities of dLLC (except for income tax liabilities). In connection with the 1996 Reorganization, dELiA*s issued 10,000,000 shares of its common stock to dLLC, of which 704,474 shares were restricted under the Company's Restricted Stock Plan. See Note 12. The 1996 Reorganization also resulted in the distribution to existing members of dLLC of $4,000,000 and shares of common stock of dELiA*s in accordance with the dLLC operating agreement (the "LLC Distribution"). The accompanying consolidated financial statements and footnotes are presented to reflect the 1996 Reorganization as described above, which was accounted for on a basis similar to a pooling of interests.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a. Fiscal Year - The Company's fiscal year ends on January 31. The consolidated financial statements have been retroactively restated to include the financial statements of TSI Soccer Corporation ("TSI") for all periods prior to the consummation of the acquisition discussed in
          Note 3.

     b. Principles of Consolidation - The consolidated financial statements include the accounts of dELiA*s and subsidiaries, all of which were, for all periods presented, wholly-owned. All significant intercompany balances and transactions have been eliminated in consolidation.

                          dELiA*s INC. AND SUBSIDIARIES

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     c. Cash Equivalents - The Company considers all highly liquid investments with maturities of 90 days or less when purchased to be cash equivalents. Cash equivalents are stated at cost, which approximates market value.

     d. Investments - The Company's short-term and long-term investments consist of debt and equity securities, principally instruments of the U.S. Government and its agencies, of municipalities and of short-term mutual municipal and corporate bond funds.

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

     e. Merchandise Inventories - Merchandise inventories, which are primarily finished goods, are stated at the lower of cost (determined on a first-in, first-out basis) or market value.

     f. Catalog Costs - Catalogs costs, which primarily consist of catalog production and mailing costs, are capitalized and amortized over the expected life of the related future revenue stream, which principally covers three to five months from the date catalogs are mailed. The Company accounts for catalog costs in accordance with AICPA Statements of Position ("SOP") 93-7, "Reporting on Advertising Costs." SOP 93-7 requires that amortization expense relating to capitalized advertising costs should be computed using the ratio of current period revenues for the catalog cost pool to the total of current and estimated future period revenues for that catalog cost pool. Deferred catalog costs as of January 31, 1998 and 1999 were $3,226,000 and $6,436,000, respectively. Catalog costs, which are included in selling, general and administrative expenses, were $8,171,000, $22,637,000 and $30,987,000, for the fiscal years ended January 31, 1997, 1998 and 1999, respectively.

     g. Property and Equipment - Property and equipment are stated at cost and are depreciated on the straight-line method over the estimated useful lives or, for leasehold improvements, the shorter of the estimated useful lives or the remaining term of the lease. See Note 4.

     h. Goodwill and Other Assets - Goodwill and costs related to trademarks and licenses are amortized on a straight-line basis over their expected useful lives.

                          dELiA*s INC. AND SUBSIDIARIES

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     i. Income Taxes - Prior to the IPO, the Company was a limited liability company ("LLC") and each member's respective portion of dLLC's taxable income or loss was reportable on such members' own federal and state tax returns. As discussed in Note 1, the Company effected the 1996 Reorganization that changed the income tax status of the Company to a taxable C corporation. Since the 1996 Reorganization, deferred income tax assets and liabilities are recorded in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." See Note 7.

     j. Deferred Credits - Deferred credits, which are included in long-term liabilities, represent deferred rent that results from the accounting for rent expense on a straight-line basis over the lease term for leases with scheduled rent increases.

     k. Revenue Recognition - Revenue is recognized when merchandise is shipped to customers or at the point of sale for retail sales. The Company accrues a sales return allowance in accordance with its return policy for estimated returns of merchandise subsequent to the balance sheet date that relate to sales prior to the balance sheet date. At January 31, 1998 and 1999, the sales return allowance was $601,000 and $681,000, respectively. These amounts are included in other current liabilities.

     l. Use of Estimates in the Preparation of Financial Statements - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes thereto. Actual results could differ from those estimates.

     m. Recent Accounting Pronouncements - In fiscal 1998, the Company adopted SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information". SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. Although the Company sells different types of products and uses several distribution methods, the adoption of SFAS No. 131 did not affect the disclosure of segment information as the level of operating results currently available to and reviewed by the chief operating decision maker, as defined by the statement, categorizes our business as a single operating segment under SFAS No. 131.

                          dELiA*s INC. AND SUBSIDIARIES

3.   ACQUISITIONS

     TSI Soccer Corporation

     On December 10, 1997, the Company acquired TSI in a transaction accounted for as a pooling of interests. In connection with the TSI transaction, the Company issued an aggregate of 308,687 shares of its common stock, including 297,927 shares to certain shareholders of TSI and 10,760 shares to employees of TSI pursuant to a "change of control" provision in TSI's stock appreciation rights plan. The Company also made cash payments of approximately $730,000 to former stockholders of TSI. The $730,000 of cash payments, which were made to stockholders exercising statutory dissenters rights, was recorded by dELiA*s as a reduction in equity. These stockholders held 104,373 shares (or 9.23% of the outstanding shares) out of an aggregate of 1,134,411 shares of TSI outstanding immediately prior to consummation of the acquisition. None of these dissenting stockholders received consideration other than the cash referred to above. The holders of the 1,029,674 other shares (or 90.77% of the outstanding shares) of TSI received only dELiA*s common stock as consideration for their TSI shares, other than cash payments of approximately $137 made for fractional shares. In accordance with pooling-of-interests accounting, prior financial statements and information have been restated to include TSI as if the companies had been combined for all periods presented.

     Prior to the acquisition, TSI's fiscal year ended on December 31. For fiscal 1997, the combined companies reported on the basis of dELiA*s fiscal year. Accordingly, the Consolidated Statement of Income for the fiscal year ended January 31, 1998 includes the results of TSI for the year ended December 31, 1997. As a result, TSI's operations for the one-month period ended January 31, 1998 are not reflected in the Consolidated Statements of Income and Cash Flows for the year ended January 31, 1998. TSI's operating results for the one-month period ended January 31, 1998, comprising total revenues and a net loss of approximately $986,000 and $1,147,000, respectively, are reflected as an adjustment to retained earnings. The results for this one-month period reflect no unusual items and the seasonal nature of the business.

     Merger related costs totaling $1,614,000 included professional fees and costs related to the consolidation of distribution facilities, the writeoff of property and equipment and cancellation of contracts.

     The table below sets forth the unaudited separate and combined results of dELiA*s and TSI for the fiscal year ended January 31, 1998.

                  Total Revenues
                  --------------
                  dELiA*s ...............................     $   86,610,000
                  TSI ...................................         26,439,000
                                                              --------------
                  Total .................................     $  113,049,000
                                                              ==============

                  Net Income (Loss)
                  -----------------
                  dELiA*s ...............................     $    5,861,000
                  TSI ...................................         (1,435,000)
                                                              --------------
                  Total .................................     $    4,426,000
                                                              ==============

                          dELiA*s INC. AND SUBSIDIARIES
     gURL, Interactive Inc.

     On December 17, 1997, a wholly-owned subsidiary of the Company acquired the net assets of gURL, Interactive Inc. ("gURL"), an interactive entertainment Web site, for cash, 5,000 shares of the Company's common stock and rights to an aggregate of 10,000 additional shares of the Company's common stock subject to the satisfaction of certain performance targets by December 1998 and 1999. The acquisition was accounted for by the purchase method and the results of the operations of the acquired business have been included in the consolidated financial statements since the date of acquisition. Goodwill was subsequently increased in connection with the achievement of the defined targets. The value of the 5,000 additional shares issued to the sellers in fiscal 1998 and the remaining 5,000 shares, which will be issued in fiscal 1999, has been recorded as goodwill and stockholder's equity. The Company's operating results would not have been materially different on a pro forma basis assuming the acquisition had occurred on the first day of each fiscal year reported.

     The SCREEEM! Business

     In July 1998, the Company, through two wholly-owned subsidiaries, acquired assets located in 26 retail stores operated under the Screeem! and Jean Country names, as well as the leases for such stores and several related trademarks (together, the "Screeem! Business") from American Retail Enterprises, L.P. ("ARE"). The purchase price for the acquisition consisted of $10,025,000 in cash, 812,501 shares of dELiA*s Inc. common stock and the right to receive additional shares of dELiA*s common stock in the future contingent on the stock's trading price. (See Note 11.) The acquisition has been accounted for as a purchase. Accordingly, the operating results of the Screeem! Business have been included in the Company's consolidated financial statements since the date of acquisition. The excess of the aggregate purchase price over the fair market value of net assets acquired of $19,378,000 was allocated to goodwill based upon preliminary estimates of fair values and is being amortized over thirty years. The Company does not expect the final purchase allocation to differ significantly from the preliminary purchase price recorded. On a pro forma basis, assuming the acquisition had occurred on the first day of each fiscal year, net sales, net income and diluted earnings per share would have been approximately $147,783,000, $5,624,000 and $0.41, respectively, for the year ended January 31, 1998 and $172,889,000, $4,727,000 and $0.32, respectively, for the year ended January 31, 1999. These results are presented for informational purposes only and do not necessarily represent results which would have occurred nor are they indicative of future results of combined operations.

     Assets of Fulcrum Direct, Inc.

     In September 1998, the Company acquired certain assets from the estate of Fulcrum Direct, Inc. for approximately $4.75 million in cash. The primary assets included the trademarks and customer lists for the zoe, Storybook Heirlooms, Playclothes, After the Stork and Just for Kids catalogs. The Company also purchased selected inventory and assumed certain Storybook Heirlooms customer refund liabilities. The acquisition has been accounted for as a purchase with the excess of the aggregate purchase price over the fair market value of net assets acquired allocated to goodwill based upon preliminary estimates of fair values. The Company does not expect the final purchase allocation to differ significantly from the preliminary purchase price recorded. The Company's operating results would not have been materially different on a pro forma basis assuming the acquisition had occurred on the first day of each fiscal year reported.

                          dELiA*s INC. AND SUBSIDIARIES

4.   PROPERTY AND EQUIPMENT

     Major classes of property and equipment are as follows:


                                                                 Estimated              January 31,      January 31,
                                                               Useful Lives                1998             1999
                                                               ------------                ----             ----

           Furniture, fixtures and equipment ............     5 - 10 years            $  5,444,000     $  10,862,000
           Leasehold improvements .......................     Term of lease              1,842,000         4,871,000
                                                                                      ------------     -------------
           Total - at cost ..............................                                7,286,000        15,733,000
           Less accumulated depreciation and amortization                                1,064,000         3,191,000
                                                                                      ------------     -------------
           Total property and equipment - net ...........                             $  6,222,000     $  12,542,000
                                                                                      ============     =============

5.   CREDIT AND FINANCING AGREEMENTS

     On December 7, 1998 the Company entered into a credit agreement with First Union National Bank (the "Credit Agreement"). The Credit Agreement established a new credit facility which replaced the Company's previous line of credit agreement. The Credit Agreement, which terminates on December 7, 2001, consists of a revolving line of credit permitting the Company to borrow up to $25 million and provides for the issuance of documentary and standby letters of credit up to $10 million. The Company's obligations under the Credit Agreement are secured by a lien on substantially all of the Company's assets, except certain real property. The ability of the Company to borrow under the Credit Agreement is subject to a number of conditions including compliance with tangible net worth, fixed charge coverage ratio and debt to cash flow covenants. The availability of the unused revolving line of credit is limited to specified percentages of the value of the Company's eligible inventory determined under the Credit Agreement. At the option of the Company, borrowings under this facility bear interest at First Union National Bank's prime rate or at LIBOR plus 200 basis points. The Credit Agreement contains certain covenants and default provisions customary for credit facilities of this nature, including limitations on payment of dividends by the Company. A fee of 0.375% per year is assessed monthly on the unused portion of the line of credit.

     There were no funds borrowed under the line of credit agreements during the fiscal years ended January 31, 1998 and 1999.

     Outstanding letters of credit established to facilitate international merchandise purchases at January 31, 1999 were $1,342,000.

6.   LONG-TERM DEBT

     The Company had no long-term debt balances at January 31, 1999. Long-term debt at January 31, 1998 consisted of the following:

     Installment notes payable, $5,057 per month
     including interest at 9.9%, through November 1999,
     collateralized by vehicles .........................       $   85,000
     Less current maturities ............................           55,000
                                                                ----------
     Total long-term debt ...............................       $   30,000
                                                                ==========

                          dELiA*s INC. AND SUBSIDIARIES

7.   INCOME TAXES

     The provision for income taxes is comprised of the following:


                                                       Fiscal Year 1996      Fiscal Year 1997      Fiscal Year 1998
                                                             Ended                 Ended                 Ended
                                                       January 31, 1997      January 31, 1998      January 31, 1999
                                                       ----------------      ----------------      ----------------
          Federal:
             Current .............................       $      14,000         $   2,262,000         $   1,700,000
             Deferred ............................            (478,000)             (498,000)              918,000
          State and local:
             Current .............................             212,000               694,000               575,000
             Deferred ............................             (99,000)               (2,000)              212,000
                                                         -------------         -------------         -------------
     Total provision (benefit) ...................       $    (351,000)        $   2,456,000         $   3,405,000
                                                         =============         =============         =============

     In 1996, the Company effected the 1996 Reorganization that changed the income tax status of the Company from an LLC treated as a partnership to a taxable C corporation. As discussed in Note 3, in December 1997, the Company acquired TSI, a C corporation.

     The effective income tax rates differed from the federal statutory income tax rates as follows:

                                                        Fiscal Year 1996      Fiscal Year 1997      Fiscal Year 1998
                                                              Ended                 Ended                 Ended
                                                        January 31, 1997      January 31, 1998      January 31, 1999
                                                        ----------------      ----------------      ----------------
Federal taxes at statutory rates ....................     $   1,306,000         $   2,340,000         $   3,144,000
State and local taxes net of federal benefit ........           273,000               451,000               519,000
Effect of LLC .......................................        (1,923,000)                    -                     -
Tax-exempt interest income ..........................                 -              (346,000)             (252,000)
Other ...............................................            (7,000)               11,000                (6,000)
                                                          -------------         -------------         -------------
 ....................................................     $    (351,000)        $   2,456,000         $   3,405,000
                                                          =============         =============         =============

     The significant components of the Company's net deferred tax assets are as follows:


                                                              January 31, 1998      January 31, 1999
                                                              ----------------      ----------------
           Deferred tax assets:
              Inventory reserves ...........................     $   790,000        $    611,000
              Sales return allowance .......................         238,000             277,000
              Deferred compensation expense ................          68,000                   -
              Uniform capitalization - inventories .........         258,000             523,000
              Net operating loss ...........................         328,000             595,000
              Reserves and accruals ........................         425,000             348,000
              Other ........................................         204,000              94,000
                                                                 -----------        ------------
                  Total deferred tax assets ................       2,311,000           2,448,000

           Deferred tax liabilities:
              Catalog costs ................................      (1,211,000)         (2,296,000)
              Property and equipment .......................               -             (37,000)
                                                                 -----------        ------------
                  Total deferred tax liabilities ...........      (1,211,000)         (2,333,000)
                                                                 -----------        ------------
                  Net deferred tax assets ..................     $ 1,100,000        $    115,000
                                                                 ===========        ============

                          dELiA*s INC. AND SUBSIDIARIES

7.   INCOME TAXES (continued)

     The Company had a net operating loss carryover ("NOL") of approximately $1,382,000 at January 31, 1999 representing the separate company loss of TSI existing at the date of acquisition. Although this NOL is subject to limitations under provisions of the Internal Revenue Code, the Company expects to fully utilize this NOL in future periods. The NOL expires in 2012.

     Pro Forma Provision for Income Taxes (Unaudited)

     The unaudited pro forma provision for income taxes represents estimated income taxes that would have been reported had the Company filed its tax returns as a taxable C corporation which reflects the 1996 Reorganization described in Note 1 and which reflects the provision/ benefit for income taxes assuming the TSI acquisition was consummated on February 1, 1996.

     The pro forma provision for income taxes for the fiscal year ended January 31, 1997 is comprised of the following:

         Federal:
           Current .........................................     $  1,308,000
           Deferred ........................................         (176,000)
                                                                 ------------
                  Total Federal ............................        1,132,000

         State and local:
           Current .........................................          491,000
           Deferred ........................................          (38,000)
                  Total state and local ....................          453,000
                                                                 ------------
         Total provision ...................................     $  1,585,000
                                                                 ============

8.   STOCKHOLDERS' EQUITY

     Effective upon the 1996 Reorganization, as described in Note 1, the Company has 1,000,000 shares of preferred stock authorized, $.01 par value per share, no shares issued or outstanding; 50,000,000 shares of common stock authorized, $.01 par value per share, 13,318,914 and 14,185,425 shares issued and outstanding at January 31, 1998 and 1999, respectively.

     Prior to January 31, 1996, dLLC issued Class A membership interests for capital contributions of $1,300,000, which upon the 1996 Reorganization were converted into 9,191,935 shares of dELiA*s Inc. common stock. During the fiscal year ended January 31, 1997, the Company issued Class C membership interests for capital contributions of $50,000, which upon the 1996 Reorganization were converted into 103,591 shares of dELiA*s Inc. common stock.

     During the fiscal year ended January 31, 1997, Class B restricted membership interests were granted to certain employees at no cost to these employees. The cost of restricted membership interests, based upon the interests' $217,000 fair market value at the award date, was credited to stockholders' equity and was amortized against earnings over the vesting period of 30 months. Deferred compensation expense recognized during the fiscal years ended January 31, 1997, 1998 and 1999 was $70,000, $92,000 and $50,000, respectively. Upon the 1996 Reorganization, the Class B restricted membership interests converted into 704,474 shares of restricted dELiA*s Inc. common stock. See Note 12 and Note 14.

                          dELiA*s INC. AND SUBSIDIARIES

8.   STOCKHOLDERS' EQUITY (continued)

     During the fiscal year ended January 31, 1998, TSI issued 134,409 additional shares of TSI common stock. Of the 134,409 shares issued, 23,834 shares were used to repay $113,400 of subordinated unsecured notes payable to TSI stockholders. Net proceeds from the sale of the balance of 110,575 shares at $4.75 per share were used principally to fund working capital. The 134,409 shares of TSI common stock were exchanged for 35,300 shares of dELiA*s common stock in the TSI acquisition. See Note 3.

9.   EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

                                          January 31, 1997         January 31, 1998        January 31, 1999
                                          ----------------         ----------------        ----------------

Numerator (net income) .................   $     4,193,000          $     4,426,000         $     5,842,000
                                           ===============          ===============         ===============

Denominator for basic earnings per share
  (weighted-average shares) ............        10,477,000               12,941,000              13,779,000
Effect of dilutive securities:
  Stock options ........................            22,000                  142,000                 492,000
  Contingent stock - acquisitions ......                 -                        -                  47,000
                                           ---------------          ---------------         ---------------
Denominator for diluted earnings per share
  (adjusted weighted-average and
     assumed conversions) ..............        10,499,000               13,083,000              14,318,000
                                           ===============          ===============         ===============
Basic net income per share .............   $          0.40          $          0.34         $          0.42
                                           ===============          ===============         ===============
Diluted net income per share ...........   $          0.40          $          0.34         $          0.41
                                           ===============          ===============         ===============

     Options to purchase zero, 7,000 and 165,000 shares for the fiscal years ended January 31, 1997, 1998 and 1999 were outstanding but not included in the computation of diluted earnings per share because the option's exercise price was greater than the average market price of the Company's common stock and therefore the effect would be antidilutive. In addition, outstanding options to purchase iTurf were not significant enough to have any effect on dELiA*s earnings per share for the fiscal year ended
     January 31, 1999.



10.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following disclosure about the fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, "Disclosures About Fair Value of Financial Instruments." The carrying value amounts reported in the balance sheets for cash and cash equivalents, receivables, accounts payable and long-term debt approximate fair values. The fair values of current and noncurrent investments were estimated based on quotes obtained from brokers for those instruments (see Note 5). The carrying amounts and fair values of the Company's investments at January 31, 1998 are as follows:

                                                 Carrying                Fair
                                                   Value                Value
                                                   -----                -----
        Debt Securities ...................      $30,024,000        $30,081,000
        Equity Securities .................        7,051,000          7,051,000

                          dELiA*s INC. AND SUBSIDIARIES

11.  COMMITMENTS AND CONTINGENCIES

     a. Leases
     As of January 31, 1999, the Company was obligated under various long-term non-cancelable leases for office, retail, and warehouse and distribution space and equipment requiring minimum annual rental payments in future periods as follows:

Year Ending                         Capital            Operating
January 31                          Leases               Leases            Total
----------                        -----------         ------------     ------------

 2000 ........................     $194,000          $ 5,894,000      $ 6,088,000
 2001 ........................            -            5,315,000        5,315,000
 2002 ........................            -            4,107,000        4,107,000
 2003 ........................            -            3,251,000        3,251,000
 2004 ........................            -            3,170,000        3,170,000
 2005 and thereafter .........            -            8,731,000        8,731,000
                                   --------          -----------      -----------

 Minimum lease payments ......     $194,000          $30,468,000      $30,662,000
                                   ========          ===========      ===========

     In addition, the Company is obligated to pay a proportionate share of increases in real estate taxes and other occupancy costs.

     Rent expense for the fiscal years ended January 31, 1997, 1998 and 1999 was $730,000, $2,069,000 and $4,893,000 respectively.

     b. Benefit Plan
     TSI has a 401(k) retirement plan covering all eligible employees. Under the plan employees can defer 1% to 15% of compensation. The Company may make matching contributions on a discretionary basis. The employee's contribution is 100% vested and the Company's matching contribution vests over a five-year period. The Company's contribution was $5,000, $13,000 and $24,000 in fiscal 1996, 1997 and 1998, respectively.

     c. Contingent Stock
     In connection with the Screeem! Business acquisition, the Company has agreed that if the mean of the intraday high and low bid prices for the Company's common stock for the 20 consecutive trading days immediately preceding January 10, 2000 (the "18-Month Price") is less than $18.00, it will issue to the sellers that number of additional shares of dELiA*s common stock that is equal to (i) the excess of (x) the product of 208,334 shares (subject to adjustment) multiplied by $18.00 over (y) the product of 208,334 shares multiplied by the greater of the 18-Month Price or $10.00 divided by (ii) the 18-Month Price.

     d. Distribution Center Purchase
     In December 1998, the Company entered an agreement to purchase, for $6.2 million cash, the distribution center in Hanover that it has been leasing since 1997. The purchase is expected to be completed during fiscal 1999. The Company expects to finance this purchase through a mortgage loan.

                          dELiA*s INC. AND SUBSIDIARIES

12.  1996 RESTRICTED STOCK PLAN

     Concurrent with the 1996 Reorganization, the Company approved and adopted the 1996 Restricted Stock Plan (the "Restricted Stock Plan") pursuant to which 704,474 shares of dELiA*s common stock were exchanged for restricted membership interests in dLLC held by certain employees of the Company ("Restricted Interest Holders"). Upon the issuance of such shares, no more shares were available for issuance pursuant to the Restricted Stock Plan.

     Under the provisions of the restricted stock agreements between each Restricted Interest Holder and the Company, the restrictions on the shares generally lapsed 30 months from the grant date of the original restricted membership interest in dLLC.

13.  STOCK OPTIONS

     Concurrent with the 1996 Reorganization, the Company approved and adopted the 1996 Stock Incentive Plan. Such plan was amended and restated in July 1998. On December 1, 1998, the Company's board of directors approved and adopted the 1998 Stock Incentive Plan. The 1996 Stock Incentive Plan, as amended, and the 1998 Stock Incentive Plan (collectively, the "Incentive Plans") provide for the following types of awards to eligible employees:
     (i) stock options, including incentive stock options and non-qualified stock options; (ii) stock appreciation rights, in tandem with stock options or freestanding; and (iii) restricted stock. Awards may be granted singly, in combination or in tandem, as determined by a committee of the Company's board of directors.

     The maximum number of shares of common stock that may be issued pursuant to the Incentive Plans is 3,500,000. The maximum number of shares of common stock subject to each of the stock options or stock appreciation rights that may be granted to any individual under the Incentive Plans is 200,000 for each fiscal year under the 1996 Stock Incentive Plan, as amended, and 400,000 under the 1998 Stock Incentive Plan. If a stock appreciation right is granted in tandem with a stock option, it shall apply against the individual limits for both stock options and stock appreciation rights, but only once against the maximum number of shares available under the Incentive Plans.

     An executive is party to a stock option agreement with the Company pursuant to which the Company granted such executive an option to purchase up to an aggregate of 250,000 shares of Common Stock at an exercise price of $11.00 per share, the fair market value on the date of grant. The option becomes exercisable as to 50,000 shares on each of July 21, 1997, 1998, 1999, 2000 and 2001.

     On June 22, 1998 and September 15, 1998, in an effort to retain employees at a time when a significant percentage of employee stock options had exercise prices that were above fair market value, the Company reduced the exercise price of outstanding common stock options held by the Company's employees, consultants and directors to the fair market value per share as of the date of the reduction in price. All options maintained the same vesting and expiration terms. Not all grants to officers were repriced. Executive officers forfeited a portion of prior grants in connection with the repricing.

     On September 16, 1998, two employees and a financial advisor were granted options to purchase stock in Storybook Inc., a wholly-owned subsidiary of the Company. The options become exercisable two years after the date of grant and expire ten years after the date of grant. The defined exercise price is equal to the fair market value at the date of grant.

                          dELiA*s INC. AND SUBSIDIARIES

13.  STOCK OPTIONS (continued)

     A summary of stock option activity under the Company's Incentive Plans for the fiscal years ended January 31, 1997, 1998 and 1999 is as follows:

                                             January 31, 1997          January 31, 1998           January 31, 1999
                                          ---------------------     ----------------------     ----------------------
                                                     Weighted                 Weighted                   Weighted
                                          Options Exercise Price    Options Exercise Price     Options Exercise Price
                                          ------- --------------    ------- --------------     ------- --------------

Outstanding at beginning of period ..           -    $     -        383,750    $ 11.00         744,437    $ 14.96
   Granted (excludes repricing) .....     383,750      11.00        362,937      19.13       2,496,183      15.83
   Exercised ........................           -          -         (2,250)     11.00         (49,010)      6.56
   Canceled (excludes repricing) ....           -          -              -          -        (152,500)     18.04
                                       ----------                ----------                 ----------

Outstanding at end of period ........     383,750    $ 11.00        744,437    $ 14.96       3,039,110    $  6.77
                                       ==========    =======     ==========    =======      ==========    =======

Options exercisable at end of period            -    $     -        107,500    $ 11.24         351,327    $  5.75
                                       ==========    =======     ==========    =======      ==========    =======

      The following summarizes stock option information at January 31, 1999:

                                          Options Outstanding                           Options Exercisable
                            --------------------------------------------                -------------------
                                          Weighted-Average         Weighted-                         Weighted-
Range of Exercise          Number            Remaining              Average           Number          Average
Prices                  Outstanding       Contractual Life       Exercise Price     Exercisable    Exercise Price
------                  -----------       ----------------       --------------     -----------    --------------
Under $8.63 .........       2,724,110          9 years               $6.12              351,327        $5.75
$8.64 to $12.50 .....         164,000         10 years               $9.56                    -          -
$12.51 to $16.38 ....         151,000          9 years              $15.51                    -          -
                       ===============                                            ==============
Total ...............       3,039,110          9 years               $6.77              351,327        $5.75
                       ===============                                            ==============

     On January 1, 1999, iTurf established a stock incentive plan, reserved shares for grant under the plan, and issued employees options to purchase, at the fair market value at that date, shares representing approximately 11% of outstanding iTurf shares, all of which were held by dELiA*s. Approximately 85% of the options granted vest in eight six-month intervals generally beginning six months from the date of grant, while the remaining 15% vest 20% per year beginning one year from the date of grant. At January 31, 1999, all of the options remained outstanding, although none were exercisable.

     The Company applies APB No. 25 and related interpretations in accounting for the Incentive Plan. Accordingly, no compensation expense has been recognized for the plan in the years ended January 31, 1997, 1998 or 1999. Had compensation expense been determined based on the fair value of stock option grants on the date of grant in accordance with SFAS No. 123, the effect on the Company's net income and earnings per share would have been as follows:

                                                   Fiscal 1996              Fiscal  1997              Fiscal  1998
                                             Ended January 31, 1997   Ended January 31, 1998    Ended January 31, 1999
Pro forma net income .....................         $     4,162               $     3,345               $     1,663
                                                   ===========               ===========               ===========
Pro forma basic and diluted net income
   per share .............................         $      0.40               $      0.26               $      0.12
                                                   ===========               ===========               ===========

                          dELiA*s INC. AND SUBSIDIARIES

13.  STOCK OPTIONS (continued)

     The average estimated fair market value of options granted during the years ended January 31, 1997, 1998 and 1999 was $4.08, $7.30 and $3.00 per share.
     The fair value of options granted by the Company during the years ended January 31, 1997, 1998 and 1999 was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions used: no dividend yield; expected volatility for dELiA*s of 45% for the years ended January 31, 1997 and 1998 and 65% for the year ended January 31, 1999 and 0% for iTurf; risk-free interest rate of 6.4%, 5.5% and 4.6%, respectively; expected lives of three to five years.

14.  FAMILY STOCKHOLDERS AGREEMENT

     Concurrent with the 1996 Reorganization, certain stockholders (the "Family Holders") and a stockholder/executive of the Company (the "Executive") entered into a stockholders' agreement with the Company (the "Family Stockholders Agreement"). The Family Holders are permitted to transfer shares of the Company's stock owned by them in accordance with the requirements of Rule 144 under the Securities Act of 1933. The Family Stockholders Agreement also permits each of the Family Holders to cause the Company to register shares of its common stock under some circumstances concurrently with offerings of common stock by the Company. The Company will generally be required to bear the expenses of all such registrations, except underwriting discounts and commissions. In addition, the Family Stockholders Agreement gives the Executive the right to vote all of the shares of Company common stock owned by the Family Holders on all matters that come before the stockholders of the Company. The Family Holders collectively owned 22.4 percent of the outstanding dELiA*s common stock as of January 31, 1999. The Family Stockholders Agreement will expire on the tenth anniversary of the completion of the 1996 Reorganization.

15.  SUBSEQUENT EVENTS

     On April 14, 1999, the Company completed an initial public offering of 4.8 million shares of iTurf's Class A common stock, which represented approximately 28% of that subsidiary's value. iTurf used $17.7 million of the total $97.8 million in proceeds to purchase 551,046 shares of dELiA*s common stock from dELiA*s, which the Company will treat as treasury stock in consolidation.

     On April 8, 1999, the Company and First Union National Bank amended the Credit Agreement such that in connection with the iTurf IPO, iTurf is no longer considered a borrower under the agreement. Accordingly, First Union National Bank released its security interest in the assets of iTurf as well as its pledge, assignment and security interest in the capital stock of iTurf for the remaining term of the agreement.

                                     ******

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.



                                                     /s/ Stephen I. Kahn
                                                     ---------------------------
                                                     Stephen I. Kahn
                                                     Chairman of the Board and
                                                     Chief Executive Officer
Date:  April 15, 1999



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signatures                                  Title                           Date
----------                                  -----                           ----

/s/ Stephen I. Kahn                Chairman of the Board and           April 15, 1999
----------------------------       Chief Executive Officer
Stephen I. Kahn                    (principal executive officer)

/s Evan Guillemin                  President, Chief Financial          April 15, 1999
----------------------------       Officer and Treasurer
Evan Guillemin                     (principal financial and
                                   accounting officer)

/s/ Christopher C. Edgar           Executive Vice President,           April 15, 1999
----------------------------       Chief Operating Officer and
Christopher C. Edgar               Director

/s/ S. Roger Horchow               Director                            April 15, 1999
----------------------------
S. Roger Horchow

/s/ Geraldine Karetsky             Director                            April 15, 1999
----------------------------
Geraldine Karetsky

/s/ Joseph J. Pinto                Director                            April 15, 1999
----------------------------
Joseph J. Pinto

                                  EXHIBIT INDEX

2.1 Bill of Sale and Contribution and Assumption Agreement between dELiA*s LLC and dELiA*s Inc. (incorporated by reference to Exhibit 2.1 to our registration statement on Form S-1 (Registration No. 333-15153))

3.1 Certificate of incorporation of dELiA*s Inc. (incorporated by reference to Exhibit 3.1 to our registration statement on Form S-1 (Registration No. 333-15153))

3.2 Bylaws of dELiA*s Inc. (incorporated by reference to Exhibit 3.2 to our registration statement on Form S-1 (Registration No. 333-15153))

10.1 Form of Employment Agreement between dELiA*s Inc. and Stephen I. Kahn (incorporated by reference to Exhibit 10.1 to our registration statement on Form S-1 (Registration No. 333-15153))

10.2 Employment Agreement between dELiA*s Inc. and Christopher C. Edgar (incorporated by reference to Exhibit 10.2 to our registration statement on Form S-1 (Registration No. 333-15153))

10.3 Employment Agreement between dELiA*s Inc. and Evan Guillemin (incorporated by reference to Exhibit 10.3 to our registration statement on Form S-1 (Registration No. 333-15153))

10.4 Form of Family Stockholders Agreement among dELiA*s Inc., Stephen I. Kahn and the persons listed on exhibit A thereto (incorporated by reference to Exhibit 10.4 to our registration statement on Form S-1 (Registration No. 333-15153))

10.5 Amended and Restated 1996 Stock Incentive Plan (incorporated by reference to our Schedule 14A filed on June 12, 1998)

10.6 Restricted Stock Plan (incorporated by reference to Exhibit 10.6 to our registration statement on Form S-1 (Registration No. 333-15153))

10.7 Stock Option Agreement between dELiA*s Inc. and Evan Guillemin (incorporated by reference to Exhibit 10.7 to our registration statement on Form S-1 (Registration No. 333-15153))

10.8  [omitted]

10.9 Lease Agreement dated May 3, 1995 between dELiA*s Inc. and The Rector, Church-Wardens and Vestrymen of Trinity Church in the City of New-York (the "Lease Agreement"); Modification and Extension of Lease Agreement dated September 26, 1996 (incorporated by reference to Exhibit 10.9 to our registration statement on Form S-1 (Registration No. 333-15153))

10.10 Form of Restricted Stock Agreements between dELiA*s Inc. and holders of our common stock subject to the Restricted Stock Plan (incorporated by reference to Exhibit 10.10 to our registration statement on Form S-1 (Registration No. 333-15153))

10.11 Employment Agreement dated April 5, 1999 between iTurf Inc. and Stephen I. Kahn (incorporated by reference to Exhibit 10.10 to iTurf's registration statement on Form S-1 (Registration No. 333-71123))

10.12 Lease Agreement dated April 25, 1997 between dELiA*s Inc. and Keystone Distribution Center, Inc. (incorporated by reference to Exhibit 10.12 to our annual report on Form 10-K for the fiscal year ended April 30, 1997)

10.13 Agreement, dated April 4, 1997, between dELiA*s Inc. and The Rector, Church Wardens and Vestrymen of Trinity Church in the City of New York amending the Lease Agreement

      (incorporated by reference to Exhibit 10.13 to our annual report on Form 10-K for the fiscal year ended April 30, 1997)

10.14 Agreement, dated October 7, 1997, between dELiA*s Inc. and The Rector, Church Wardens and Vestrymen of Trinity Church in the City of New York amending the Lease Agreement (incorporated by reference to Exhibit 10.14 to our current report on Form 10-Q for the fiscal quarter ended
      October 31, 1997)

10.15 Amendment No. 1 to Employment Agreement between dELiA*s Inc. and Christopher C. Edgar, dated September 15, 1998 (incorporated by reference to Exhibit 10.15 to our current report on Form 10-Q for the fiscal quarter ended October 31, 1998)

10.16 Amendment No. 1 to Employment Agreement between dELiA*s Inc. and Evan Guillemin, dated September 15, 1998 (incorporated by reference to Exhibit
      10.16 to our current report on Form 10-Q for the fiscal quarter ended October 31, 1998)

10.17 Credit Agreement dated December 7, 1998 between First Union National Bank, dELiA*s Inc. and our subsidiaries listed on Schedule 1 thereto (incorporated by reference to Exhibit 10.17 to our current report on Form 10-Q for the fiscal quarter ended October 31, 1998)

10.18* 1998 Stock Incentive Plan

10.19 Intercompany Services Agreement between dELiA*s Inc. and iTurf Inc., dated April 8, 1999 (incorporated by reference to Exhibit 10.1 to iTurf's registration statement on Form S-1 (Registration Statement No. 333-71123))

10.20 Trademark License Agreement between dELiA*s Inc. and iTurf Inc., dated April 8, 1999 (incorporated by reference to Exhibit 10.2 to iTurf's registration statement on Form S-1 (Registration Statement No. 333-71123))

10.21* Amendment No. 1, dated April 8, 1999, to Credit Agreement between First
      Union National Bank, dELiA*s Inc. and our subsidiaries listed on the signature page thereto

21*   Subsidiaries of the Registrant

23.1* Consent of Deloitte & Touche LLP

23.2* Consent of BDO Seidman, LLP

27*   Financial Data Schedule

* Filed herewith