Form 10-K/A
period 1999-01-31
DELIAS INC
filed 1999-06-01
CIK 1026114

As filed with the Securities and Exchange Commission on June 1, 1999
================================================================================

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

                               -----------------

================================================================================

Part III of the Annual Report on Form 10-K of dELiA*s Inc. (the "Company" or "dELiA*s") for the year ended January 31, 1999 is amended in its entirety to add the following information:

All references in this Report to a particular fiscal year refer to the year ended January 31 following the particular year (e.g., "fiscal 1998" refers to the fiscal year ended January 31, 1999).



                                    PART III


Item 10.  Directors and Executive Officers of the Registrant.

Executive Officers and Directors

      Our executive officers and directors are as follows:

  Name                                Age   Position
  ----                                ---   --------
  Stephen I. Kahn (1)(2)...........   33    Chief Executive Officer and Chairman of the Board
  Christopher C. Edgar.............   33    Chief Operating Officer and Vice Chairman of the Board
  Evan Guillemin...................   34    President, Chief Financial Officer and Treasurer
  S. Roger Horchow (1)(3)..........   70    Director
  Geraldine Karetsky...............   58    Director
  Joseph J. Pinto (1)(2)(3)........   66    Director
  Karen Christensen Shaffer........   32    Senior Vice President and Controller
  Alex S. Navarro..................   30    Senior Vice President, General Counsel and Secretary
  Kent Trowbridge..................   35    Senior Vice President of Operations

--------------
(1)  Member of Audit Committee.
(2)  Member of Compensation Committee.
(3)  Member of Stock Incentive Plan Committee.

      Stephen I. Kahn has served as our Chief Executive Officer since co-founding the Company in 1993 and as Chairman of the Board of Directors since October 1996 and, until recently, served as our President. Since September 1997, he has also served as President, Chief Executive Officer and Chairman of the board of directors of iTurf Inc., our 72%-owned, publicly-traded Internet-focused subsidiary. He also served as a member of the board of managers of dELiA*s LLC (a predecessor of the Company). Prior to that, he worked at PaineWebber Group, Inc., an investment banking and brokerage firm, primarily in the merchant banking group. He is a director of Happy Kids Inc., a publicly-traded designer and marketer of custom-designed, licensed and branded children's apparel, and Danier Leather Inc., a publicly-traded integrated designer, manufacturer and retailer of high quality, high fashion leather and suede clothing.

      Christopher C. Edgar has served as our Chief Operating Officer since co-founding the Company in 1993, joined the Board of Directors of the Company in October 1996 and was recently elected Vice Chairman. Mr. Edgar has also served as a Vice President and a member of the board of iTurf since iTurf's incorporation in 1997. He also served as a member of the board of managers of dELiA*s LLC. Mr. Edgar oversees catalog publishing, marketing, merchandising and inventory management for dELiA*s.

     Evan Guillemin has served as our Chief Financial Officer and Treasurer since July 1996 and as our President since March 1999. Mr. Guillemin has also served since January 1999, as a Vice President and previously served as the Chief Financial Officer, of iTurf. Prior to joining the Company, he worked first as an associate with and later as a director of acquisitions for K-III Communications Corporation, a media investment company. From 1992 to 1994, he was executive vice president of The New York Observer Co., with responsibility for the sales, marketing and finance for that company's regional newspaper group.

      S. Roger Horchow joined the Board of Directors of the Company in October 1996. He was the founder and chairman of the Horchow Collection, a direct marketer of specialty home and fashion products, from 1971 until 1990. Mr. Horchow has been chairman of Roger Horchow Productions, a theatrical production company, since 1990.

      Geraldine Karetsky served as a member of the board of managers of dELiA*s LLC since 1994 and joined the Company's Board of Directors in October 1996. She is a private investor and venture capitalist.

      Joseph J. Pinto joined the Board of Directors of the Company in November 1996. He is a private investor. From 1981 to 1997, Mr. Pinto was a director and officer of Sefinco Ltd. (and a predecessor), the U.S.-based private investment affiliate of Entrecanales Y Tavora SA, a Spanish conglomerate with interests in construction and merchant banking.

      Karen Christensen Shaffer has served as our Senior Vice President and Controller since January 1995. Prior to joining dELiA*s, Ms. Shaffer practiced law with the firm of Certilman Balin Adler & Hyman.

      Alex S. Navarro has served as our Senior Vice President of Development and Legal Affairs, General Counsel and Secretary since April 1997. He has also served as the Chief Operating Officer and Secretary of iTurf since December 1998 and previously served iTurf as Senior Vice President of Operations from December 1997. Prior to joining the Company, Mr. Navarro was associated with the law firm of Proskauer Rose LLP.

      Kent Trowbridge has served as our Senior Vice President of Operations since February 1995. Prior to joining the Company, Mr. Trowbridge was a market strategist at Josephthal, Lyon and Ross.

      Ms. Karetsky is Mr. Kahn's aunt. There are no other family relationships among the directors and executive officers of the Company.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

      Based solely on a review of the reports and representations furnished to us during the last fiscal year, we believe that each of the persons required to file reports under Section 16(a) of the Exchange Act filed all such required reports on a timely basis during such period.

Item 11.  Executive Compensation

         The following table sets forth certain information concerning compensation awarded to, earned by or paid during the past three years to those persons who were, at January 31, 1999, our Chief Executive Officer, and our four most highly compensated executive officers (collectively, the "named executive officers"). Except as disclosed below, the aggregate value of all perquisites and other personal benefits, securities or property did not exceed 10% of the total of annual salary and bonus for each named executive officer.

                           Summary Compensation Table

                                                          Annual Compensation          Long-Term Compensation
                                                          -------------------          ----------------------
                                                                                                       Securities
                                               Fiscal                               Restricted         Underlying
Name and Principal Position                     Year    Salary ($)   Bonus ($)   Stock Awards ($)     Options (#)
---------------------------                     ----    ----------   ---------   ----------------     -----------
Stephen I. Kahn                                1998      $100,000          --                 --      1,095,125 (3)
   Chairman of the Board and                   1997       100,000          --                 --         80,000
   Chief Executive Officer                     1996        37,773     $35,000                 --             --

Christopher C. Edgar                           1998      $117,308          --                 --        530,250 (4)
   Vice Chairman of the Board and              1997       103,846          --                 --         60,000
   Chief Operating Officer                     1996        43,654     $26,500                (1)             --

Evan Guillemin (2)                             1998      $117,308          --                 --        406,250 (5)
   President, Chief Financial Officer          1997       103,846          --                 --             --
   and Treasurer                               1996        29,808          --                 --        250,000

Alex S. Navarro (9)                            1998       $85,000     $25,000                 --        424,688 (7)
   Senior Vice President - Development and     1997        57,077          --                 --         55,000
   Legal Affairs, General Counsel and
   Secretary

Kent Trowbridge (8)                            1998       $90,000     $20,000                 --        200,000 (6)
   Senior Vice President - Operations          1997        80,000          --                 --             --
                                               1996        23,654          --               (10)             --

(1) Mr. Edgar received a grant of a restricted interest in Delia's LLC, a predecessor of the Company, on February 1, 1996. Prior to our initial public offering, this interest was converted into 60,705 shares of the Company's common stock ("Common Stock").
(2) Mr. Guillemin's employment with our predecessor, Delia's LLC, commenced in July 1996.
(3) Includes repricing of previously granted options to purchase 216,000 shares of Common Stock and options to purchase 503,125 shares of Class A common stock of iTurf.
(4) Includes repricing of previously granted options to purchase 162,000 shares of Common Stock and options to purchase 86,250 shares of Class A common stock of iTurf.
(5) Includes repricing of previously granted options to purchase 270,000 shares of Common Stock and options to purchase 86,250 shares of Class A common stock of iTurf.
(6) Includes repricing of previously granted options to purchase 100,000 shares of Common Stock.
(7) Includes repricing of previously granted options to purchase 180,000 shares of Common Stock and options to purchase 179,688 shares of Class A common stock of iTurf.
(8) Mr. Trowbridge's employment with the Company's predecessor, Delia's LLC, commenced in July 1996.
(9)  Mr. Navarro's employment with us commenced on April 1, 1997.
(10) Mr. Trowbridge received a grant of a restricted interest in Delia's LLC, a predecessor of the Company, on February 1, 1996. Prior to our initial public offering, this interest was converted into 198,091 shares of the Company's common stock ("Common Stock").

                        Option Grants in Last Fiscal Year

      The following table sets forth certain information with respect to individual grants of stock options made during fiscal 1998 to each of the named executive officers who received stock options grants in such year. Unless otherwise noted below, all options granted represent options to purchase shares of Common Stock. We did not make any SAR grants in fiscal 1998.

                                               Percent of
                                                  Total                                Potential Realizable Value
                                Number of        Options                               at Assumed Annual Rates of
                                Securities     Granted to                               Stock Price Appreciation
                                Underlying      Employees   Exercise                         for Option Term
                             Option Granted    in Fiscal      Price    Expiration   ----------------------------------
Name                               (#)          Year (1)     ($/Sh)       Date          5% ($)           10% ($)
----                               ---          --------     ------       ----          ------           -------
Stephen I. Kahn                 80,000 (2)         1.6%      $27.75     2/20/08      $1,396,146       $3,538,108
                                80,000 (2)         1.6        26.00      3/9/08       1,308,101        3,314,984
                               216,000 (3)         4.4         5.75       (3)           762,683        1,922,926
                                40,000             0.8         5.75     9/15/08         144,646          366,561
                               176,000             3.6         8.25     12/1/08         913,155        2,314,114
                               503,125 (4)        35.4         9.36      1/1/09       2,961,622 (4)    7,505,332 (4)

Christopher C. Edgar            60,000 (2)         1.2        27.75     2/20/08       1,047,110        2,653,581
                                60,000 (2)         1.2        26.00      3/9/08         981,076        2,486,238
                               162,000 (3)         3.3         5.75       (3)           585,815        1,484,571
                                74,000             1.5         5.75     9/15/08         267,594          678,137
                                88,000             1.8         8.25     12/1/08         456,577        1,157,057
                                86,250 (4)         6.1         9.36      1/1/09         507,706 (4)    1,286,628 (4)

Evan Guillemin                  50,000 (2)         1.0        27.75     2/20/08         872,591        2,211,318
                               270,000 (3)         5.5         5.75       (3)           976,359          976,359
                                86,250 (4)         6.1         9.36      1/1/09         507,706 (4)    1,286,628 (4)

Alex S. Navarro                 15,000 (2)         0.3        27.75     2/20/08         261,777          663,395
                                 5,000 (2)         0.1        25.13      4/1/08          79,005          200,214
                                75,000 (5)(2)      1.5        15.88       (5)           658,620        1,624,382
                                30,000 (2)         0.6        18.00     7/15/08         339,603          860,621
                               105,000 (6)         2.1         5.75       (6)           350,810          874,872
                                15,000             0.3         5.75     9/15/08          54,242          137,460
                               179,688 (4)        12.7         9.36      1/1/09       1,057,725 (4)    2,680,483 (4)

Kent Trowbridge                100,000 (2)         2.0        18.00     7/15/08       1,132,010        2,868,736
                               100,000 (6)         2.0         5.75       (6)           361,614          916,402

(1) Options to purchase iTurf Class A stock are not included in the calculation of percentage of total options granted for dELiA*s option grants and the calculation of percentage of total options granted for iTurf grants reflects only options to purchase common stock of that subsidiary.
(2) These options were subsequently cancelled or voluntarily forfeited in connection with a repricing.
(3) This grant relates to the repricing, in September 1998, of 90% of options previously granted to this executive officer. Repriced options retained their original vesting and expiration terms. In connection with the repricing, the officer voluntarily forfeited 10% of previously granted options and 10% of future grants which the Company had agreed to receommend to the Board under his current agreement.
(4) These options represent options to purchase common stock of iTurf. The estimated fair market value of $9.36 at the date of grant was used in the calculations of potential realizable value as there was not public trading market for iTurf common stock at option grant date.

(5) This grant relates to the repricing, in June 1998, of all options previously granted to this officer. Repriced options retained their original vesting and expiration terms.
(6) This grant relates to the repricing, in September 1998, of all options previously granted to this officer. Repriced options retained their original vesting and expiration terms.

                Aggregated Option Exercises in Last Fiscal Year
                       and Fiscal Year-End Option Values

      The following table sets forth certain information concerning unexercised options held by the named executive officers as of January 31, 1999.

                              Shares                      Number of Securities        Value of Unexercised
                             Acquired                   Underlying Unexercised       In-the-Money Options at
                                on          Value       Options at Fiscal Year-        Fiscal Year-End ($)
                             Exercise     Realized       End (#) Exercisable/           Exercisable (E)/
Name                            (#)          ($)            Unexercisable               Unexercisable (U)
---------------------------- ----------- ------------ ---------------------------
Stephen I. Kahn                                          72,000 / 863,125 (1)     $774,000 / $4,255,125 (1)

Christopher C. Edgar                                     54,000 / 356,250 (1)       580,500 / 2,823,950 (1)

Evan Guillemin                 15,000      $253,125      30,000 / 311,250 (1)       322,500 / 2,560,200 (1)

Alex S. Navarro                5,000         72,344      10,000 / 284,688 (1)       107,500 / 1,423,438 (1)

Kent Trowbridge                                               0 / 100,000                 0 / 1,075,000

(1) Unexercisable options held by Messrs. Kahn, Edgar, Guillemin and Navarro include options to purchase 503,125, 86,250, 86,250 and 179,688 shares, respectively, of iTurf common stock. All such options were in-the-money at the end of the fiscal year (January 31, 1999) at which time they had intrinsic values of $825,125, $141,450, $141,450 and $294,688, respectively, using an assumed year-end market value of $11.00, which is based on the initial public offering price expected as of that date.

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

Employment Agreements

      In connection with our initial public offering in December 1996, Messrs. Kahn and Edgar (the "Executives") have entered into three-year agreements with the Company providing for the continuation of their employment as Chairman of the Board and Chief Executive Officer and as Vice Chairman of the Board (since election on March 17, 1999) and Chief Operating Officer, respectively, at minimum annual salaries of $100,000 and $150,000 (increased from $100,000 effective September 15, 1998), respectively, subject to annual upward adjustment in proportion to the increase in the consumer price index plus such increases in salary and such bonuses as the Board of Directors may from time to time approve. If an

Executive dies, or, as a result of disability, is unable to perform substantially all his duties for a period of nine consecutive months, the Company may terminate his employment (not earlier than 30 days and not later than 90 days after the expiration of the nine-month period), in which event the Executive (or his heirs or estate) will be entitled to his salary for the remainder of the term of the agreement. Mr. Guillemin has entered into an employment agreement with the Company providing for the continuation of his employment as President (since election on March 17, 1999), Chief Financial Officer and Treasurer at an annual salary of $150,000 (increased from $100,000 effective September 15, 1998) on substantially the same terms and conditions as the Executives, except that the term of Mr. Guillemin's agreement expires on July 31, 2001.

      In connection with the initial public offering of iTurf on April 14, 1999, Mr. Kahn has entered into a three-year agreement with iTurf providing for the continuation of his employment as that company's Chairman of the Board and Chief Executive Officer at terms identical to the agreement between Mr. Kahn and dELiA*s described above. Mr. Navarro has also entered into an agreement with iTurf providing for the continuation of his employment as that company's Chief Operating Officer at an annual salary of $125,000 on substantially the same terms and conditions as Mr. Kahn.


Compensation Committee Interlocks and Insider Participation

      Prior to the completion of our initial public offering (the "Offering") in December 1996, compensation policies and decisions, including those relating to salary, bonuses and benefits of executive officers, had been set or made by the Board of Directors. Upon completion of the Offering, the Board of Directors created a Compensation Committee, which recommends to the Board the compensation to be paid to our executive officers in their capacities as such. In addition, the Compensation Committee ratifies compensation policies and decisions approved by the board of directors of iTurf relating to our executive officers. Awards made under the Incentive Plan are approved by the Stock Incentive Plan Committee of the Board of Directors.

       The Compensation Committee currently consists of Stephen I. Kahn and Joseph J. Pinto. Mr. Kahn is our Chief Executive Officer. The 1996 Stock Incentive Plan Committee currently consists of S. Roger Horchow and Mr. Pinto. Other than the foregoing, there were no compensation committee interlocks or insider participation during fiscal 1998.

Item 12.  Security Ownership Of Certain Beneficial Owners And Management

         The following table sets forth information as of May 12, 1999 with respect to the Common Stock beneficially owned by (i) each person known by the Company to be the beneficial owner of more than 5% of the shares of Common Stock, (ii) each director individually, (iii) each executive officer individually and (iv) all executive officers and directors as a group.

                                                                                      Shares
Name and Address                                                                Beneficially Owned
----------------                                                               ---------------------
5% Stockholders                                                                Number       Percent
---------------                                                                ------       -------
Stephen I. Kahn (1)....................................................        6,387,170        43.1%
  435 Hudson Street
  New York, New York 10014
Gilder Gagnon Howe & Co. LLC (2).......................................        1,612,597        11.0
  1775 Broadway
  New York, New York 10019
Geraldine Karetsky (3).................................................        1,028,098         7.0
  1660 Silverking Drive
  Aspen, Colorado 81611
Estate of Sidney S. Kahn...............................................          848,084
  14 East 60th Street                                                                            5.8
  New York, New York 10014

Other Executive Officers and Directors
--------------------------------------
Christopher C. Edgar (4)...............................................          708,163         4.8
Evan Guillemin (5).....................................................          128,942           *
S. Roger Horchow (6)...................................................           26,000           *
Joseph J. Pinto (7)....................................................           41,000           *
Alex S. Navarro (8)....................................................           40,000           *
Kent Trobridge.........................................................           30,077           *
Directors and executive officers as a group
(10 individuals).......................................................        7,359,190        48.4%

---------------------
*    Less than 1%.

(1)  Includes (a) 2,999,825 shares of Common Stock directly owned by Mr. Kahn,
     (b) 216,000 shares which Mr. Kahn has an exercisable option to purchase and
     (c) 3,171,345 shares of Common Stock that Mr. Kahn has the sole power to vote pursuant to a stockholders agreement and agreements with certain employees who are holders of restricted stock, over which Mr. Kahn also has the shared power to restrict the disposition of 3,256,345 of those shares.

(2) Based on an amendment to a Schedule 13G filing made on February 16, 1999. According to the filing, the shares of our Common Stock are held in customer accounts over which members and/or employees of Gilder Gagnon Howe & Co. LLC have discretionary authority to dispose of and/or direct the disposition of shares.

(3) Includes 7,356 shares of Common Stock owned by Ms. Karetsky as trustee for The Ruth Kahn Trust f/b/o Sidney Kahn. Ms. Karetsky shares power to dispose of such shares.

(4) Includes 144,000 shares which Mr. Edgar has an exercisable option to purchase.

(5) Includes 120,000 shares which Mr. Guillemin has an option to purchase which is exercisable (or will become exercisable within 60 days).

(6) Includes 16,000 shares which Mr. Horchow has an exercisable option to purchase.

(7) Includes 16,000 shares which Mr. Pinto has an exercisable option to purchase and 25,000 which Mr. Pinto owns as trustee and which Mr. Pinto has the power to dispose of and vote.

(8) Includes 40,000 shares which Mr. Navarro has an exercisable option to purchase.

Family Stockholders Agreement

        Certain members of Stephen I. Kahn's family and trusts for the benefit of such persons (the "Family Holders") and Stephen I. Kahn have entered into a stockholders agreement with the Company (the "Family Stockholders Agreement"). The Family Stockholders Agreement gives Stephen I. Kahn the right to vote all the shares of Common Stock owned by the Family Holders on all matters that come before the stockholders of the Company. The Company believes the Family Holders, collectively, owned 21.6% of the outstanding Common Stock as of May 12, 1999. The Family Stockholders Agreement will expire on December 18, 2006.

Item 13.  Certain Relationships and Related Transactions

      None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     /s/ Stephen I. Kahn
                                                     ---------------------------
                                                     Stephen I. Kahn
                                                     Chairman of the Board and
                                                     Chief Executive Officer
Date: June 1, 1999

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

10.9 Lease Agreement dated May 3, 1995 between dELiA*s Inc. and The Rector, Church-Wardens and Vestrymen of Trinity Church in the City of New York (the "Lease Agreement"); Modification and Extension of Lease Agreement dated September 26, 1996 (incorporated by reference to Exhibit 10.9 to our registration statement on Form S-1 (Registration No. 333-15153))

10.10 Form of Restricted Stock Agreements between dELiA*s Inc. and holders of our common stock subject to the Restricted Stock Plan (incorporated by reference to Exhibit 10.10 to our registration statement on Form S-1 (Registration No. 333-15153))

10.11  Employment Agreement dated April 5, 1999 between iTurf Inc. and Stephen
       I. Kahn (incorporated by reference to Exhibit 10.10 to iTurf's registration statement on Form S-1 (Registration No. 333-71123))

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

----------
* Previously filed

13