Form 10-Q
period 1999-05-01
DELIAS INC
filed 1999-06-15
CIK 1026114

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X]                              QUARTERLY REPORT

                            -------------------------

                     Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                   FOR THE QUARTERLY PERIOD ENDED MAY 1, 1999


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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

     Number of shares of Common Stock outstanding as of June 1, 1999: 14,891,806

     STATEMENTS CONTAINED IN THIS DOCUMENT, INCLUDING, WITHOUT LIMITATION, INFORMATION APPEARING UNDER "PART I - ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," MAY BE FORWARD-LOOKING STATEMENTS (WITHIN THE MEANING OF SECTION 27A OF THE AMENDED SECURITIES ACT OF 1933 AND SECTION 21E OF THE AMENDED SECURITIES EXCHANGE ACT OF
1934). WHEN USED IN THIS DOCUMENT, THE WORDS "BELIEVE," "PLAN," "INTEND," "EXPECT" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH APPLY ONLY AS OF THE DATE OF THIS REPORT. THESE STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CONTEMPLATED IN THE FORWARD-LOOKING STATEMENTS. SUCH RISKS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO, GENERAL ECONOMIC CONDITIONS; CHANGES IN CONSUMER SPENDING PATTERNS; INCREASES IN THE COST OF MATERIALS, PRINTING, PAPER, POSTAGE, SHIPPING AND LABOR; TIMING OF CATALOG MAILINGS; CUSTOMER RESPONSE RATES; OPPORTUNITIES TO EXPAND AND THE ABILITY TO INCREASE COMPARABLE STORE SALES; LEVELS OF COMPETITION; DIFFICULTIES IN INTEGRATING ACQUISITIONS; THE ABILITY TO LOCATE AND OBTAIN ACCEPTABLE STORE SITES AND LEASE TERMS OR RENEW EXISTING LEASES; ACCEPTANCE OF NEW RETAIL CONCEPTS; ADVERSE WEATHER CONDITIONS, CHANGES IN WEATHER PATTERNS AND OTHER FACTORS AFFECTING RETAIL STORES; AND OTHER FACTORS OUTSIDE OUR CONTROL. THESE FACTORS, AND OTHER FACTORS THAT APPEAR IN THIS REPORT OR IN OUR OTHER SECURITIES AND EXCHANGE COMMISSION FILINGS, INCLUDING OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED JANUARY 31, 1999, COULD AFFECT OUR ACTUAL RESULTS AND COULD CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN ANY FORWARD-LOOKING STATEMENTS MADE BY US OR ON OUR BEHALF.

     ALL REFERENCES IN THIS REPORT TO A PARTICULAR FISCAL YEAR PRIOR TO FISCAL 1999 REFER TO THE YEAR ENDED JANUARY 31 FOLLOWING THE PARTICULAR CALENDAR YEAR (E.G., "FISCAL 1998" REFERS TO THE FISCAL YEAR ENDING JANUARY 31, 1999). EFFECTIVE FEBRUARY 1, 1999, WE CHANGED OUR FISCAL YEAR TO END ON THE SATURDAY CLOSEST TO JANUARY 31 (E.G., "FISCAL 1999" REFERS TO THE FISCAL YEAR ENDING JANUARY 29, 2000).

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          DELIA*S INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                               JANUARY 31, 1999   MAY 1, 1999
                                                               ----------------   -----------
                                                                      *           (UNAUDITED)
                                               ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                     $ 10,981         $ 97,031
     Merchandise inventories                                         21,232           24,336
     Prepaid expenses and other current assets                       11,352           12,115
                                                                   --------         --------
         Total current assets                                        43,565          133,482

PROPERTY AND EQUIPMENT, net of accumulated depreciation of
     $3,191 at January 31, 1999 and $3,995 at May 1, 1999            12,542           12,816
DEFERRED TAX ASSETS                                                    --              9,682
INTANGIBLE ASSETS                                                    25,308            7,000
OTHER ASSETS                                                            729            1,138
                                                                   --------         --------
TOTAL ASSETS                                                       $ 82,144         $164,118
                                                                   ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable, accrued expenses and other current liabilities   $ 18,085         $ 15,305
Accrued restructuring                                                  --              2,662
                                                                   --------         --------

              Total current liabilities                              18,085           17,967

DEFERRED TAX LIABILITY                                                 --             28,991
OTHER LONG-TERM LIABILITIES                                             452              504

MINORITY INTEREST                                                      --             27,324

STOCKHOLDERS' EQUITY                                                 63,607           89,332
                                                                   --------         --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 82,144         $164,118
                                                                   ========         ========

* Condensed from audited financial statements

       See Notes to Unaudited Condensed Consolidated Financial Statements

                          DELIA*S INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                THREE MONTHS ENDED  THIRTEEN WEEKS
                                                       ENDED            ENDED
                                                  APRIL 30, 1998     MAY 1, 1999
                                                  --------------     -----------
                                                           (UNAUDITED)
NET SALES                                            $ 31,194         $ 41,812
COST OF SALES                                          14,223           23,023
GROSS PROFIT                                           16,971           18,789
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES           14,092           23,750
RESTRUCTURING CHARGE                                     --             22,907

GAIN ON SUBSIDIARY INITIAL PUBLIC OFFERING               --            (70,091)

INTEREST AND OTHER INCOME, NET                           (341)            (140)

MINORITY INTEREST                                        --                  8
                                                     --------         --------

INCOME BEFORE INCOME TAXES                              3,220           42,355
PROVISION FOR INCOME TAXES                              1,220           17,519
                                                     --------         --------

NET INCOME                                           $  2,000         $ 24,836
                                                     ========         ========
BASIC NET INCOME PER SHARE                           $   0.15         $   1.75
                                                     ========         ========
DILUTED NET INCOME PER SHARE                         $   0.15         $   1.56
                                                     ========         ========
SHARES USED IN THE CALCULATION OF BASIC NET
     INCOME PER SHARE                                  13,321           14,231
                                                     ========         ========
SHARES USED IN THE CALCULATION OF DILUTED NET
     INCOME PER SHARE                                  13,569           15,966
                                                     ========         ========

       See Notes to Unaudited Condensed Consolidated Financial Statements

                          DELIA*S INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                               THREE MONTHS    THIRTEEN WEEKS
                                                                                   ENDED           ENDED
                                                                              APRIL 30, 1998     MAY 1, 1999
                                                                              --------------     -----------
                                                                                         (UNAUDITED)
CASH FLOWS USED IN OPERATING ACTIVITIES:
     Net income                                                                  $  2,000         $ 24,836
     Adjustments to reconcile net income to net cash used in operating activities
       Depreciation and amortization                                                  331            1,009
       Gain on subsidiary initial public offering                                    --            (70,091)
       Restructuring charge                                                          --             23,407
       Deferred taxes                                                                --             19,309
       Minority interest                                                             --                  8
       Amortization of investments                                                     78             --
       Compensation expense related to issuance of restricted stock and
          stock appreciation rights                                                    22             --
       Changes in operating assets and liabilities:
              Merchandise inventories                                                (323)          (3,604)
              Prepaid expenses and other current assets                            (1,639)            (763)
              Other assets                                                            (27)            (273)
              Current liabilities                                                  (6,785)          (2,737)
              Deferred credits                                                         60               52
                                                                                 --------         --------
     Net cash used in operating activities                                         (6,283)          (8,847)
                                                                                 ========         ========

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
     Capital expenditures                                                          (1,298)          (3,356)
     Purchases of available-for-sale investment securities                        (40,761)            --
     Proceeds from the maturity of held-to-maturity investment securities          30,024             --
     Proceeds from the sale of available-for-sale investment securities            14,578             --
                                                                                 --------         --------
Net cash provided by (used in) investing activities                                 2,543           (3,356)
                                                                                 ========         ========

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
     Net proceeds from issuance of subsidiary common stock                           --             97,407
     Exercise of 6,250 and 152,760 stock options, respectively                         68              889
     Principal payments of long-term debt and capital lease obligations               (27)             (43)
                                                                                 --------         --------

Net cash provided by financing activities                                              41           98,253
                                                                                 ========         ========

INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS                                     (3,699)          86,050

CASH & CASH EQUIVALENTS--BEGINNING OF PERIOD                                        4,485           10,981
                                                                                 --------         --------
CASH & CASH EQUIVALENTS--END OF PERIOD                                           $    786         $ 97,031
                                                                                 ========         ========

       See Notes to Unaudited Condensed Consolidated Financial Statements

                          DELIA*S INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   BUSINESS

     dELiA*s Inc., through its catalogs, retail stores and Web sites, is a leading marketer of casual apparel, accessories, soccer merchandise and home furnishings to young men and young women between the ages of 10 and 24, an age group known as "Generation Y."

     We are subject to seasonal fluctuations in our merchandise sales and results of operations. We expect our net sales and operating results generally to be lower in the first and second quarters than in the third and fourth quarters (which include the majority of the back-to-school season and the holiday season) of each fiscal year.

      On April 14, 1999, we completed an initial public offering of approximately 4.8 million shares of class A common stock of iTurf Inc., our publicly-traded Internet-focused subsidiary. We now control approximately 72% of the value and 94% of the vote of iTurf. Accordingly, the 28% of iTurf that is owned by the public is reflected as minority interest in the accompanying financial statements. iTurf used $17.7 million of the total $97.8 million in net offering proceeds to purchase 551,046 shares of dELiA*s common stock from dELiA*s, which we have treated as treasury stock in consolidation. As a result of the transaction, we recognized a gain of approximately $70 million.

     Effective February 1, 1999, we changed our fiscal year from the year ending January 31 to the 52 weeks ending on the Saturday closest to January 31.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

     PRINCIPLES OF CONSOLIDATION--The condensed consolidated financial statements include the accounts of dELiA*s Inc. and subsidiaries, all of which, except iTurf, are wholly owned. The accounts of iTurf are included in the consolidated financial statements while the 28% public ownership is reflected as minority interest on the balance sheet and income statement. All significant intercompany balances and transactions have been eliminated in consolidation.

     UNAUDITED INTERIM FINANCIAL STATEMENTS--The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the requirements for Form 10-Q and in accordance with generally accepted accounting principles for interim financial reporting. In the opinion of management, the accompanying condensed consolidated financial statements are presented on a basis consistent with the audited consolidated financial statements and reflect all adjustments (consisting of normal recurring items) necessary for a fair presentation of results for the interim periods presented. The financial statements and footnote disclosures should be read in conjunction with our January 31, 1999 audited consolidated financial statements and the notes thereto, which are included in our annual report on Form 10-K for the year ended January 31, 1999, which was filed under the Securities Exchange Act of 1934. Results for the interim periods are not necessarily indicative of the results to be expected for the year.

3.   SEGMENT INFORMATION

     dELiA*s determines operating segments in accordance with Statement of Financial Accounting Standards No. 131. Our reportable segments are business units that provide similar products to similar customers through different distribution methods. The segments are managed separately due to their distribution methods. Commencing in fiscal 1999, dELiA*s has three reportable segments: catalog, retail and iTurf. Each of these segments earn revenues primarily from the sale of apparel, accessories and soccer equipment to consumers. The catalog segment takes phone and mail orders from our customers and mails merchandise directly to those customers. Our retail stores display merchandise in mall and strip mall stores and sell directly to customers who visit those locations. iTurf sells merchandise through our various Web sites and also recognizes advertising, subscription and licensing revenues. Sales outside of the United States were insignificant.

     The Company evaluates performance and allocates resources primarily based on profit and loss after expense allocations for shared resources but before unusual items, income taxes, interest and other income and minority interest. The accounting policies used by the reportable segments in preparation of this information are the same as those described in the summary of significant accounting policies in this report and in our annual report on Form 10-K for the year ended January 31, 1999.

     In connection with the iTurf IPO in April 1999, dELiA*s and iTurf entered into intercompany agreements that govern the transactions between iTurf and the other segments. Intercompany profit or loss generated by such agreements is eliminated in consolidation. For the other segments, and for iTurf prior to its IPO, intersegment product sales are recorded at cost and shared costs are allocated on a basis believed by management to be reasonable.

     The segment disclosure for fiscal 1998 has been restated to reflect the operating segments as defined for fiscal 1999.

FIRST QUARTER FISCAL 1998                          CATALOG           RETAIL            ITURF            TOTAL
                                                   -------           ------            -----            -----
Revenues from external customers               $    28,480,000  $     2,645,000   $        69,000  $    31,194,000
Operating profit (loss)                              3,004,000          (50,000)          (75,000)       2,879,000
Property & equipment, net                            6,204,000          876,000           113,000        7,193,000

FIRST QUARTER FISCAL 1999                          CATALOG           RETAIL            ITURF            TOTAL
                                                   -------           ------            -----            -----
Revenues from external customers               $    29,799,000  $     9,348,000   $     2,665,000  $    41,812,000
Operating loss                                      (1,171,000)      (3,320,000)         (470,000)      (4,961,000)
Property & equipment, net                            6,981,000        4,940,000           895,000       12,816,000

                                                           FIRST QUARTER FISCAL 1998      FIRST QUARTER FISCAL 1999
                                                           -------------------------      -------------------------
Operating profit (loss) for reportable segments                 $     2,879,000               $    (4,961,000)
Restructuring charges                                                        --                   (22,907,000)
Gain on subsidiary IPO                                                       --                    70,091,000
Interest and other income, net                                          341,000                       140,000
Minority interest                                                            --                        (8,000)
                                                                ---------------               ----------------
         Total income before income taxes                       $     3,220,000               $    42,355,000
                                                                ===============               ===============

Property and equipment for reportable segments                  $     7,193,000               $    12,816,000
Other assets                                                         52,712,000                   151,302,000
                                                                ---------------               ---------------
         Total consolidated assets                              $    59,905,000               $   164,118,000
                                                                ===============               ===============

4.   RESTRUCTURING CHARGE

     During the first quarter of fiscal 1999, we recorded a charge (primarily non-cash) of approximately $23.4 million in connection with our restructuring plan to exit our Screeem! and Jean Country retail operations. The charge is comprised of the following:

     o $18.0 million for the write-off of the remaining unamortized balance of goodwill and other intangibles relating to our acquisition of the Screeem! and Jean Country operations;

     o $4.2 for the shut-down or conversion of certain retail stores to more profitable concepts with the related write-down of assets that will no longer be used;

     o $0.7 for the elimination of jobs at the Screeem! corporate office and the store locations to be closed, resulting in costs incurred to sever employees; and

     o $0.5 for the liquidation of inventory carried at stores to be converted or closed (reflected in cost of sales).

     We expect the restructuring plans associated with these costs to be substantially completed by the end of the first quarter of fiscal 2000.

     The total charge of $23.4 million includes $22.9 million that is included in operating expenses as a restructuring charge and $500,000 included as cost of sales. As our plans progress, we anticipate that we may need to record additional losses on inventory liquidation and other restructuring-related costs as well as store operating losses during the transition period.

5.   SUBSEQUENT EVENTS

     In May 1999, iTurf entered into a strategic marketing alliance with America Online, Inc. Over the two-year term of the agreement, iTurf has agreed to pay America Online a total of approximately $8,100,000.

     In June 1999, two separate purported class action complaints were filed against dELiA*s, certain of our officers and directors, and a former officer of one of our subsidiaries, alleging violations of the federal securities laws. The class periods run from May 21, 1998 through June 17, 1998 and January 20, 1998 through September 10, 1998, respectively. We intend to vigorously defend against the allegations. Based upon information presently known to management, we do not believe that the ultimate resolution of these lawsuits will have a material adverse effect on our financial condition or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH OUR CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT. THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT REFLECT DELIA*S PLANS, ESTIMATES AND BELIEFS. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED BELOW AND ELSEWHERE IN THIS REPORT.

OVERVIEW

     We are a teen-focused marketer of casual apparel, accessories, cosmetics, home furnishings and soccer merchandise. Through the dELiA*s catalog and Web site which target girls and young women between the ages of 10 and 24 (an age group known as "Generation Y"), we believe we are the leading direct marketer of casual apparel, related accessories and cosmetics to Generation Y. In February 1999, we opened our first full-priced dELiA*s store in The Westchester mall in New York. Based on our success at that location and the strength of the core dELiA*s brand, we plan to rapidly expand this concept through new store openings and the conversion of certain of our Screeem! and Jean Country stores to the same format. Through our TSI Soccer catalog, retail stores and Web site, we are a leading direct marketer and retailer of specialty soccer and other athletic merchandise to Generation Y boys and girls. Our other catalog titles include Contents, which offers home furnishings to Generation Y, and Droog, which offers apparel and accessories exclusively to Generation Y boys and young men. We also target pre-teen girls with our Storybook Heirlooms and dot dot dash catalogs.

     On April 14, 1999, we completed an initial public offering of approximately
4.8 million shares of class A common stock of iTurf Inc., our publicly-traded Internet-focused subsidiary. We now control approximately 72% of the value and 94% of the vote of iTurf. Accordingly, the 28% of iTurf that is owned by the public is reflected as minority interest in the accompanying financial statements. iTurf used $17.7 million of the total $97.8 million in net offering proceeds to purchase 551,046 shares of dELiA*s common stock from dELiA*s, which we have treated as treasury stock in consolidation. As a result of the transaction, we recognized a gain of approximately $70 million before taxes ($41 million, or $2.57 per share on a diluted basis, after taxes.)

     dELiA*s maintains its corporate and Internet headquarters and a telemarketing and customer service group in New York, New York, additional telemarketing and corporate facilities in Durham, North Carolina and a fulfillment facility for processing merchandise in Hanover, Pennsylvania. The Storybook Heirlooms business is based in the San Francisco, California area.

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

RESTRUCTURING CHARGE

     During the first quarter of fiscal 1999, we recorded a charge (primarily non-cash) of approximately $23.4 million in connection with our restructuring plan to exit our Screeem! and Jean Country retail operations. The charge is comprised of the following:

     o $18.0 million for the write-off of the remaining unamortized balance of goodwill and other intangibles relating to our acquisition of the Screeem! and Jean Country operations;

     o $4.2 for the shut-down or conversion of certain retail stores to more profitable concepts with the related write-down of assets that will no longer be used;

     o $0.7 for the elimination of jobs at the Screeem! corporate office and the store locations to be closed, resulting in costs incurred to sever employees; and

     o $0.5 for the liquidation of inventory carried at stores to be converted or closed (reflected in cost of sales).

     We expect the restructuring plans associated with these costs to be substantially completed by the end of the first quarter of fiscal 2000.

     The total charge of $23.4 million includes $22.9 million that is included in operating expenses as a restructuring charge and $500,000 included as cost of sales. As our plans progress, we anticipate that we may need to record additional losses on inventory liquidation and other restructuring-related costs as well as store operating losses during the transition period.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentage relationship of certain items from statement of operations to net sales. Any trends reflected by the following table may not be indicative of future results.

                                                  THREE MONTHS    THIRTEEN WEEKS
                                                      ENDED            ENDED
                                                 APRIL 30, 1998     MAY 1, 1999
                                                 --------------     -----------
Net sales                                            100.0%            100.0%
Cost of sales                                         45.6              55.0
                                                     -----            ------
Gross profit                                          54.4              45.0
Selling, general and administrative expenses          45.2              56.8
Restructuring charge                                    --              54.8
Gain on subsidiary initial public offering              --            (167.6)
Interest and other income, net                        (1.1)             (0.3)
Minority interest                                       --               0.0
                                                     -----            ------
Income before income taxes                            10.3             101.3
Provision for income taxes                             3.9              41.9
                                                     -----            ------
Net income                                             6.4%             59.4%
                                                     =====            ======

COMPARISON OF THIRTEEN WEEKS ENDED MAY 1, 1999 AND THREE MONTHS ENDED APRIL 30, 1998

     NET SALES. Net sales increased approximately $10.6 million to $41.8 million in the first quarter of fiscal 1999 from $31.2 million in the first quarter of fiscal 1998. The increase in sales is primarily due to our acquisition and introduction, in July 1998 and February 1999, respectively, of new retail concepts and the launch in January 1999 of our Storybook Heirlooms catalog, as well as the growth of our Internet operations The increase was partially offset by lower sales from the dELiA*s catalog due to lower fill rates and reduced circulation as well as lower sales through our outlet stores. We expect low fill rates and outlet sales to continue through a portion of the second fiscal quarter before the beginning of the back-to-school season.

     GROSS MARGIN. Gross margin excluding a $500,000 charge related to the Screeem! restructuring decreased to 46.1% in the first quarter of fiscal 1999 from 54.4% in the first quarter of fiscal 1998. The decrease is primarily due to higher freight costs and lower pricing on our catalog merchandise as well as significant markdowns related to the Screeem! operations.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses before restructuring increased approximately $9.7 million to $23.8 million in the first quarter of fiscal 1999 from $14.1 million in the first quarter of fiscal 1998. Selling, general and administrative expenses increased as a percentage of net sales from 45.2% in the first quarter fiscal 1998 to 56.8% in the first quarter of fiscal 1999. The increase was primarily due to greater expenditures on catalog production and marketing, partly in connection with the introduction of new titles, decreased sales across a fixed expense base at Screeem! and greater spending on our corporate infrastructure, including expenditures to support retail and Internet growth and to improve the efficiency of our distribution processes. We expect such expenditures to continue and selling, general and administrative expenses to be high throughout fiscal 1999.

     RESTRUCTURING CHARGE. During the first quarter of fiscal 1999, we recorded a charge (primarily non-cash) of approximately $23.4 million in connection with our restructuring plan to close our Screeem! and Jean Country retail operations. This charge includes approximately $500,000 related to inventory and recorded as cost of sales. As our plans progress, we anticipate that we may need to record additional losses on inventory liquidation and other restructuring-related costs as well as store operating losses during the transition period.

     GAIN ON SUBSIDIARY INITIAL PUBLIC OFFERING. On April 14, 1999, we completed an initial public offering of approximately 4.8 million shares of class A common stock of iTurf Inc., our publicly-traded Internet-focused subsidiary. As a result of the transaction, we recognized a one-time gain of approximately $70 million before taxes.

SELECTED QUARTERLY RESULTS OF OPERATIONS

     The following table sets forth certain unaudited statement of operations data for the five quarters ended May 1, 1999, as well as such data expressed as a percentage of total net sales for the periods indicated. This data has been derived from our unaudited financial statements that, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation of such information when read in conjunction with our annual audited financial statements and notes thereto.

                                         -------------------------------------------------------------
                                                                  QUARTER ENDED
                                         -------------------------------------------------------------
                                                          FISCAL 1998                      FISCAL 1999
                                         -----------------------------------------------   -----------
                                          APR. 30,     JULY 31,     OCT. 31,     JAN. 31,     MAY 1,
                                           1998         1998         1998         1999         1999
                                           ----         ----         ----         ----         ----
                                                                 (IN THOUSANDS)
Net sales                                $ 31,194     $ 26,451     $ 40,821     $ 59,898     $ 41,812
Cost of sales                              14,223       13,712       19,979       30,454       23,023
                                         --------     --------     --------     --------     --------
Gross profit                               16,971       12,739       20,842       29,444       18,789
Selling, general and administrative
    expenses                               14,092       13,499       19,691       24,429       23,750
Restructuring charge                         --           --           --           --         22,907
Gain on subsidiary initial public            --           --           --           --        (70,091)
    offering
Interest and other income, net               (341)        (300)        (126)        (195)        (140)
Minority interest                            --           --           --           --              8
                                         --------     --------     --------     --------     --------
Income (loss) before income taxes .         3,220         (460)       1,277        5,210       42,355
Provision (benefit) for income taxes        1,220         (317)         530        1,972       17,519
                                         --------     --------     --------     --------     --------
Net income (loss)                        $  2,000     $   (143)    $    747     $  3,238     $ 24,836
                                         ========     ========     ========     ========     ========
Per share data:
Basic net income (loss) per share .      $   0.15     $  (0.01)    $   0.05     $   0.23     $   1.75
                                         ========     ========     ========     ========     ========
Shares used in the calculation of
    basic net income (loss) per share      13,321       13,498       14,139       14,159       14,231
                                         ========     ========     ========     ========     ========
Diluted net income (loss) per share      $   0.15     $  (0.01)    $   0.05     $   0.21     $   1.56
                                         ========     ========     ========     ========     ========
Shares used in calculation of diluted
    net income (loss) per share            13,569       13,498       14,735       15,300       15,966
                                         ========     ========     ========     ========     ========

                                                 PERCENTAGE OF TOTAL NET SALES
                                        ----------------------------------------------
Net sales                               100.0%    100.0%     100.0%    100.0%    100.0%
Cost of sales                            45.6      51.8       49.0      50.8      55.0
                                        -----     -----      -----     -----     -----
Gross profit                             54.4      48.2       51.0      49.2      45.0
Selling, general, and administrative
    expenses                             45.2      51.0       48.2      40.8      56.8
Restructuring reserve                    --        --         --        --        54.8
Gain on subsidiary initial public
    offering                             --        --         --        --       (167.6)
Interest and other income, net            1.1       1.1        0.3       0.3      (0.3)
Minority interest                        --        --         --        --         0.0
                                        -----     -----      -----     -----     -----
Income before income taxes               10.3      (1.7)       3.1       8.7     101.3
Provision (benefit) for income taxes      3.9      (1.2)       1.3       3.3      41.9
                                        -----     -----      -----     -----     -----
Net income (loss)                         6.4%     (0.5)%      1.8%      5.4%     59.4%
                                        =====     =====      =====     =====     =====

     dELiA*s is subject to seasonal fluctuations in our merchandise sales and results of operations. We expect our net sales and results of operations generally to be lower in the second quarter and higher in the fourth quarter (which includes the holiday season) of each fiscal year. Our quarterly results may fluctuate as a result of numerous factors, including the timing, quantity and cost of catalog mailings, responses to those mailings, the timing of sale circulars and liquidations, the timing of merchandise deliveries, market acceptance of merchandise (including new merchandise categories or products introduced), the mix of products sold, the hiring and training of additional personnel, the timing of inventory writedowns, the integration of acquisitions, the incurrence of other operating costs and factors beyond control, such as general economic conditions and actions of competitors. Accordingly, the results of operations in any quarter will not necessarily be indicative of the results that may be achieved for a full fiscal year or any future quarter.

LIQUIDITY AND CAPITAL RESOURCES

     Cash used in operations in the first quarter of fiscal 1999 and 1998 was $8.9 million and $6.3 million, respectively. The increase in cash used in operations primarily relates to operating losses and an increase in inventory levels in an effort to improve fill rates and in anticipation of greater sales.

     Investing activities used $3.4 million for capital expenditures in the first quarter of fiscal 1999. For the first quarter of fiscal 1998, investing activities provided $2.5 million, which reflects the sale of short-term, investment-grade investments in fiscal 1998. During fiscal 1999, we expect to make additional capital expenditures of approximately $24 million for the purchase of and improvements to our warehouse and distribution facility, expansion of or conversion between our retail concepts, investment in iTurf and other information system projects as well as leasehold improvements and other equipment relating to new corporate office leases.

     Cash flows from financing activities in the first quarter of fiscal 1999 were $98.3 million as a result of the initial public offering of iTurf common stock. We did not engage in significant financing activities in the first quarter of fiscal 1998.

     In April 1999, we amended our credit agreement with First Union National Bank such that in connection with the iTurf IPO, iTurf is no longer considered a borrower under such agreement. Accordingly, First Union National Bank released its security interest in the assets of iTurf as well as its pledge, assignment and security interest in the capital stock of iTurf for the remaining term of the agreement.

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

STATE OF READINESS. All of our material operating software and our information technology and other systems, including telecommunications and warehouse systems, were developed by and are supported by third party vendors. Each of the third party vendors of our mission-critical operating software, with the exception of the vendor of the telephone switch used by our Storybook Heirlooms business, have provided written warranties or assurances that such software will not be affected by the changes in the century. We expect our Storybook Heirlooms telephone switch to be compliant after an upgrade scheduled to occur during our second fiscal quarter. The majority of the third party vendors of our other material operating software and systems have also provided warranties or assurances that such software and systems would be compliant. We have prepared a Year 2000 compliance program which involves:

     o identifying the material operating software and systems on which we depend, whether used by us or by our service providers;

     o obtaining written warranties or assurances from third party software and system vendors and service providers;

     o monitoring the compliance efforts of those vendors and service providers; and

     o    testing our material operating software and systems.

     We expect to begin performing tests in the second quarter of fiscal 1999 of some of our material operating software and systems to verify the assurances given by third party vendors and ensure Year 2000 compliance. We have not yet begun to perform these tests on any of our software and systems and we may not be able to test all of our material operating systems. As a result of this timing, we have not identified any material software or systems as requiring remediation or replacement. However, we can not assure you that all of our material operating software and systems will be Year 2000 compliant.

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

RISKS. The failure of our software or systems to be Year 2000 compliant could prevent us from being able to process or fulfill orders from our customers or could disrupt our financial and management controls and reporting systems. Any such worst-case scenario, if not quickly remedied, would have a material adverse effect on our business. Therefore, we are developing contingency plans with respect to our systems and software. We expect our contingency plans to be completed by the end of the second quarter of fiscal 1999.

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

COSTS. To date, we have spent less than $10,000 on Year 2000 compliance. We expect our incremental costs of addressing Year 2000 issues to be between $50,000 and $75,000, which includes the cost of upgrading our Storybook Heirlooms phone switch. We believe that we have sufficiently budgeted for technology investments, including Year 2000 compliance, and that such investments will be funded by our cash from operations, the iTurf IPO and our credit facility, as necessary. However, given our dependence on third-party software and system vendors and service providers, including our customers' vendors, there can be no assurance to that effect.

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In June 1999, two separate purported securities class action lawsuits were filed against us and certain of our officers and directors and one former officer of a subsidiary. The complaints in these lawsuits purport to be class actions on behalf of the purchasers of our securities during the period May 21, 1998 through June 17, 1998 and January 20, 1998 through September 10, 1998, respectively. The complaints generally allege that defendants violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder by making material misstatements and by failing to disclose certain allegedly material information regarding trends in our business. The complaints also allege that the individual defendants are liable for those violations under Section 20(a) of the Securities Exchange Act. The complaints seek unspecified damages, attorneys' and experts' fees and costs, and such other relief as the court deems proper. The complaints were filed in Federal District Court for the Southern District of New York. Set forth bellow is some additional information regarding the complaints:

PLAINTIFF                           DATE FILED
---------                           ----------
Allain Roy                          June 1, 1999
Lorraine Padgett                    June 3, 1999

We intend to vigorously defend against these actions. Based upon information presently known to management, we do not believe that the ultimate resolution of these lawsuits will have a material adverse effect on our financial condition or results of operations.

ITEM 2. CHANGES IN SECURITIES

None.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

SALES OF UNREGISTERED SECURITIES

In connection with the initial public offering of iTurf Inc. on April 14, 1999, iTurf purchased 551,046 shares of dELiA*s Inc. common stock from us. Our issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

See "Exhibit Index" following the signature page.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       dELiA*s Inc.
                       (Registrant)
Date: June 15, 1999

                       By: /s/ STEPHEN I. KAHN
                           -------------------
                               Stephen I. Kahn
                               Chairman of the Board and Chief Executive Officer


                       By: /s/ EVAN GUILLEMIN
                           -------------------
                               Evan Guillemin
                               President, Chief Financial Officer and Treasurer (principal financial and accounting officer)

                                  EXHIBIT INDEX

2.1 Bill of Sale and Contribution and Assumption Agreement between dELiA*s LLC and dELiA*s Inc. (incorporated by reference to Exhibit 2.1 to the dELiA*s Inc. Registration Statement on Form S-1 (Registration No. 333-15153))

3.1 Certificate of incorporation of dELiA*s Inc. (incorporated by reference to Exhibit 3.1 to the dELiA*s Inc. Registration Statement on Form S-1 (Registration No. 333-15153))

3.2 Bylaws of dELiA*s Inc. (incorporated by reference to Exhibit 3.2 to the dELiA*s Inc. Registration Statement on Form S-1 (Registration No. 333-15153))

10.1 Form of Employment Agreement between dELiA*s Inc. and Stephen I. Kahn (incorporated by reference to Exhibit 10.1 to the dELiA*s Inc. Registration Statement on Form S-1 (Registration No. 333-15153))

10.2 Employment Agreement between dELiA*s Inc. and Christopher C. Edgar (incorporated by reference to Exhibit 10.2 to the dELiA*s Inc. Registration Statement on Form S-1 (Registration No. 333-15153))

10.3 Employment Agreement between dELiA*s Inc. and Evan Guillemin (incorporated by reference to Exhibit 10.3 to the dELiA*s Inc. Registration Statement on Form S-1 (Registration No. 333-15153))

10.4 Form of Family Stockholders Agreement among dELiA*s Inc., Stephen I. Kahn and the persons listed on Exhibit A thereto (incorporated by reference to Exhibit 10.4 to the dELiA*s Inc. Registration Statement on Form S-1 (Registration No. 333-15153))

10.5 Amended and Restated 1996 Stock Incentive Plan (incorporated by reference to the dELiA*s Inc. Schedule 14A filed on June 12, 1998)

10.6 Restricted Stock Plan (incorporated by reference to Exhibit 10.6 to the dELiA*s Inc. Registration Statement on Form S-1 (Registration No. 333-15153))

10.7 Stock Option Agreement between dELiA*s Inc. and Evan Guillemin (incorporated by reference to Exhibit 10.7 to the dELiA*s Inc. Registration Statement on Form S-1 (Registration No. 333-15153))

10.8 Transitional Services Agreement, dated as of July 10, 1998, among American Retail Enterprises, L.P., Screeem Inc., and dELiA*s Inc. (incorporated by reference to Exhibit 10.8 to the dELiA*s Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 1998)

10.9 Lease Agreement dated May 3, 1995 between dELiA*s Inc. and The Rector, Church Wardens and Vestrymen of Trinity Church in the City of New York (the "Lease Agreement"); Modification and Extension of Lease Agreement dated September 26, 1996 (incorporated by reference to Exhibit 10.9 to the dELiA*s Inc. Registration Statement on Form S-1 (Registration No. 333-15153))

10.10 Form of Restricted Stock Agreements between dELiA*s Inc. and holders of Common Stock subject to the Restricted Stock Plan (incorporated by reference to Exhibit 10.10 to the dELiA*s Inc. Registration Statement on Form S-1 (Registration No. 333-15153))

10.11  Employment Agreement dated April 5, 1999 between iTurf Inc. and Stephen
       I. Kahn (incorporated by reference to Exhibit 10.10 to iTurf's registration statement on Form S-1 (Registration No. 333-71123))

10.12 Lease Agreement dated April 25, 1997 between dELiA*s Inc. and Keystone Distribution Center, Inc. (incorporated by reference to Exhibit 10.12 to the dELiA*s Inc. Annual Report on Form 10-

       K for the fiscal year ended January 31, 1997)

10.13 Agreement dated April 4, 1997 between dELiA*s Inc. and The Rector, Church Wardens and Vestrymen of Trinity Church in the City of New York amending the Lease Agreement (incorporated by reference to Exhibit 10.13 to the dELiA*s Inc. Annual Report on Form 10-K for the fiscal year ended January 31, 1997)

10.14 Agreement dated October 7, 1997 between dELiA*s Inc. and The Rector, Church Wardens and Vestrymen of Trinity Church in the City of New York amending the Lease Agreement (incorporated by reference to Exhibit 10.14 to the dELiA*s Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1997)

10.15 Amendment No. 1 to Employment Agreement between dELiA*s Inc. and Christopher C. Edgar, dated September 15, 1998 (incorporated by reference to Exhibit 10.15 to the dELiA*s Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1998)

10.16 Amendment No. 1 to Employment Agreement between dELiA*s Inc. and Evan Guillemin, dated September 15, 1998 (incorporated by reference to Exhibit
       10.16 to the dELiA*s Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1998)

10.17 Credit Agreement dated December 7, 1998 between First Union National Bank, dELiA*s Inc. and the subsidiaries listed on Schedule 1 thereto (incorporated by reference to Exhibit 10.17 to the dELiA*s Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1998)

10.18 1998 Stock Incentive Plan (incorporated by reference to Exhibit 10.17 to the dELiA*s Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1998)

10.19 Intercompany Services Agreement between dELiA*s Inc. and iTurf Inc., dated April 8, 1999 (incorporated by reference to Exhibit 10.1 to iTurf's registration statement on Form S-1 (Registration No. 333-71123))

10.20 Trademark License Agreement between dELiA*s Inc. and iTurf Inc., dated April 8, 1999 (incorporated by reference to Exhibit 10.2 to iTurf's registration statement on Form S-1 (Registration No. 333-71123))

10.21 Amendment No. 1, dated April 8, 1999, to Credit Agreement between First Union National Bank, dELiA*s Inc. and our subsidiaries listed on the signature page thereto (incorporated by reference to Exhibit 10.21 to our annual report on Form 10-K for the fiscal year ended January 31, 1999)

10.22 Advertising Agreement between iTurf and America Online, Inc., dated May 4, 1999 (incorporated by reference to Exhibit 10.16 to iTurf's Quarterly Report on Form 10-Q for the fiscal quarter ended May 1, 1999)**

27*    Financial Data Schedule

*   Filed herewith
** Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the SEC.