Form 10-Q
period 1999-07-31
DELIAS INC
filed 1999-09-14
CIK 1026114

     FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON SEPTEMBER 14, 1999


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


                              [X] QUARTERLY REPORT

                            -------------------------

                     Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 1999



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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

Number of shares of Common Stock outstanding as of September 1, 1999: 14,893,472

     STATEMENTS CONTAINED IN THIS DOCUMENT, INCLUDING, WITHOUT LIMITATION, INFORMATION APPEARING UNDER "PART I ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," MAY BE FORWARD-LOOKING STATEMENTS (WITHIN THE MEANING OF SECTION 27A OF THE AMENDED SECURITIES ACT OF 1933 AND SECTION 21E OF THE AMENDED SECURITIES EXCHANGE ACT OF
1934). WHEN USED IN THIS DOCUMENT, THE WORDS "BELIEVE," "PLAN," "INTEND," "EXPECT" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH APPLY ONLY AS OF THE DATE OF THIS REPORT. THESE STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CONTEMPLATED IN THE FORWARD-LOOKING STATEMENTS. SUCH RISKS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO, GENERAL ECONOMIC CONDITIONS; CHANGES IN CONSUMER SPENDING PATTERNS; INCREASES IN THE COST OF MATERIALS, PRINTING, PAPER, POSTAGE, SHIPPING AND LABOR; TIMING OF CATALOG MAILINGS; CUSTOMER RESPONSE RATES; OPPORTUNITIES TO EXPAND AND THE ABILITY TO INCREASE COMPARABLE STORE SALES; LEVELS OF COMPETITION; DIFFICULTIES IN INTEGRATING ACQUISITIONS; THE ABILITY TO LOCATE AND OBTAIN ACCEPTABLE STORE SITES AND LEASE TERMS OR RENEW EXISTING LEASES; THE ABILITY TO OBTAIN ADDITIONAL CAPITAL TO FUND THE BUILD-OUT OF NEW STORES; ACCEPTANCE OF NEW RETAIL CONCEPTS; ADVERSE WEATHER CONDITIONS, CHANGES IN WEATHER PATTERNS AND OTHER FACTORS AFFECTING RETAIL STORES; AND OTHER FACTORS OUTSIDE OUR CONTROL. THESE FACTORS, AND OTHER FACTORS THAT APPEAR IN THIS REPORT OR IN OUR OTHER SECURITIES AND EXCHANGE COMMISSION FILINGS, INCLUDING OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED JANUARY 31, 1999, COULD AFFECT OUR ACTUAL RESULTS AND COULD CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN ANY FORWARD-LOOKING STATEMENTS MADE BY US OR ON OUR BEHALF.

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


                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          DELIA*S INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                 JANUARY 31, 1999   JULY 31, 1999
                                                                                 ----------------   -------------
                                                                                       *             (UNAUDITED)
                                                      ASSETS
CURRENT ASSETS
     Cash and cash equivalents..................................................   $   10,981       $   29,423
     Short-term investments.....................................................           --           55,517
     Merchandise inventories ...................................................       21,232           29,850
     Prepaid expenses and other current assets .................................       11,352           16,883
                                                                                   ----------       ----------
         Total current assets ..................................................       43,565          131,673
PROPERTY AND EQUIPMENT, net of accumulated depreciation of
     $3,191 at January 31, 1999 and $4,059 at July 31, 1999.....................       12,542           17,536
DEFERRED TAX ASSETS.............................................................           --            9,682
INTANGIBLE ASSETS...............................................................       25,308            6,255
OTHER ASSETS  ..................................................................          729            1,451
                                                                                   ----------       ----------
TOTAL ASSETS  .................................................................    $   82,144       $  166,597
                                                                                   ----------       ----------
                                                                                   ----------       ----------
                                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable, accrued expenses and other current liabilities ..........   $   18,085       $   23,746
     Accrued restructuring......................................................           --            2,662
                                                                                   ----------       ----------
         Total current liabilities..............................................       18,085           26,408

DEFERRED TAX LIABILITY..........................................................           --           28,991
OTHER LONG-TERM LIABILITIES ....................................................          452            1,507

MINORITY INTEREST...............................................................           --           26,832

STOCKHOLDERS' EQUITY
     Preferred stock, par value $.01 per share; Authorized - 1,000,000 shares;
         Issued and outstanding - none..........................................           --               --
     Common stock, par value $.01 per share; Authorized - 50,000,000 shares;
         Issued and outstanding - 14,185,425 and 14,890,022 shares at
         January 31, 1999 and July 31, 1999, respectively.......................          142              149
     Additional paid-in capital.................................................       54,133           72,340
     Retained earnings..........................................................        9,332           28,104
     Common stock in treasury - 551,046 shares at July 31, 1999.................           --          (17,734)
                                                                                   ----------       ----------
         Total stockholders' equity.............................................       63,607           82,859
                                                                                   ----------       ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .....................................   $   82,144       $  166,597
                                                                                   ----------       ----------
                                                                                   ----------       ----------

* Condensed from audited financial statements


    See Notes to Unaudited Condensed Consolidated Financial Statements

                          DELIA*S INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                              THREE MONTHS         THIRTEEN WEEKS
                                                                                  ENDED                 ENDED
                                                                              JULY 31, 1998         JULY 31, 1999
                                                                              -------------        ---------------
                                                                                          (UNAUDITED)
NET SALES     .................................................................  $ 26,451            $  33,375
COST OF SALES ..................................................................   13,712               20,450
                                                                                 --------            ---------
GROSS PROFIT  ..................................................................   12,739               12,925
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES....................................   13,499               23,908
INTEREST AND OTHER INCOME, NET..................................................     (300)              (1,027)

MINORITY INTEREST...............................................................       --                 (493)
                                                                                 --------            ---------

LOSS BEFORE INCOME TAXES........................................................     (460)              (9,463)
BENEFIT FOR INCOME TAXES........................................................     (317)              (3,399)
                                                                                 --------            ---------

NET LOSS      .................................................................. $   (143)           $  (6,064)
                                                                                 --------            ---------
                                                                                 --------            ---------
BASIC AND DILUTED NET LOSS PER SHARE............................................ $  (0.01)           $   (0.42)
                                                                                 --------            ---------
                                                                                 --------            ---------
SHARES USED IN THE CALCULATION OF BASIC AND DILUTED
     NET LOSS PER SHARE.........................................................   13,498               14,330
                                                                                 --------            ---------
                                                                                 --------            ---------

                                                                               SIX MONTHS         TWENTY-SIX WEEKS
                                                                                  ENDED                 ENDED
                                                                              JULY 31, 1998         JULY 31, 1999
                                                                              -------------       ----------------
                                                                                          (UNAUDITED)
NET SALES     .................................................................  $ 57,645            $  75,187
COST OF SALES ..................................................................   27,935               43,473
                                                                                 --------            ---------
GROSS PROFIT  ..................................................................   29,710               31,714
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES....................................   27,591               47,658
RESTRUCTURING CHARGE............................................................       --               22,907

GAIN ON SUBSIDIARY INITIAL PUBLIC OFFERING......................................       --              (70,091)

INTEREST AND OTHER INCOME, NET..................................................     (641)              (1,167)

MINORITY INTEREST...............................................................       --                 (485)
                                                                                 --------            ---------

INCOME BEFORE INCOME TAXES......................................................    2,760               32,892
PROVISION FOR INCOME TAXES......................................................      903               14,120
                                                                                 --------            ---------

NET INCOME    .................................................................  $ 1,857             $  18,772
                                                                                 --------            ---------
                                                                                 --------            ---------
BASIC NET INCOME PER SHARE...................................................... $   0.14            $    1.31
                                                                                 --------            ---------
                                                                                 --------            ---------
DILUTED NET INCOME PER SHARE.................................................... $   0.14            $    1.19
                                                                                 --------            ---------
                                                                                 --------            ---------
SHARES USED IN THE CALCULATION OF BASIC NET
     INCOME PER SHARE...........................................................   13,410               14,280
                                                                                 --------            ---------
                                                                                 --------            ---------
SHARES USED IN THE CALCULATION OF DILUTED NET
     INCOME PER SHARE...........................................................   13,618               15,790
                                                                                 --------            ---------
                                                                                 --------            ---------


     See Notes to Unaudited Condensed Consolidated Financial Statements

                          DELIA*S INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                  SIX MONTHS       TWENTY-SIX WEEKS
                                                                                      ENDED            ENDED
                                                                                  JULY 31, 1998     JULY 31, 1999
                                                                                  -------------    -----------------
                                                                                            (UNAUDITED)
CASH FLOWS USED IN OPERATING ACTIVITIES:
     Net income.................................................................    $   1,857        $  18,772
     Adjustments to reconcile net income to net cash used in operating activities:
       Depreciation and amortization............................................          762            1,911
       Gain on subsidiary initial public offering...............................           --          (70,091)
       Restructuring charge (includes reserve for inventory liquidation)........           --           23,407
       Deferred taxes...........................................................           --           19,309
       Minority interest........................................................           --             (485)
       Amortization of investments..............................................          136             (139)
       Compensation expense related to issuance of restricted stock and
          stock appreciation rights.............................................           44               --
       Changes in operating assets and liabilities:
              Merchandise inventories...........................................       (6,753)          (9,118)
              Prepaid expenses and other current assets.........................       (4,650)          (5,642)
              Other assets......................................................          (24)            (241)
              Current liabilities ..............................................       (2,714)           5,272
              Deferred credits..................................................           55              120
                                                                                    ---------        ---------
     Net cash used in operating activities......................................      (11,287)         (16,925)
                                                                                    ---------        ---------
                                                                                    ---------        ---------
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
     Acquisition of businesses..................................................     (10,303)               --
     Capital expenditures.......................................................       (2,257)          (9,186)
     Purchases of available-for-sale investment securities......................      (43,281)              --
     Purchases of held-to-maturity investment securities........................           --          (55,378)
     Proceeds from the maturity of held-to-maturity investment securities.......       30,024               --
     Proceeds from the sale of available-for-sale investment securities.........       37,209               --
                                                                                    ---------        ---------
Net cash provided by (used in) investing activities.............................       11,392          (64,564)
                                                                                    ---------        ---------
                                                                                    ---------        ---------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
     Net proceeds from issuance of subsidiary common stock......................           --           97,749
     Proceeds from long-term debt and capital leases............................           --            1,169
     Exercise of 7,375 and 187,335 stock options, respectively..................           82            1,088
     Principal payments of long-term debt and capital lease obligations.........           (69)            (75)
                                                                                    ---------        ---------
Net cash provided by financing activities.......................................           13           99,931
                                                                                    ---------        ---------
                                                                                    ---------        ---------
INCREASE IN CASH & CASH EQUIVALENTS.............................................          118           18,442

CASH & CASH EQUIVALENTS--BEGINNING OF PERIOD.....................................        4,485           10,981
                                                                                    ---------        ---------
CASH & CASH EQUIVALENTS--END OF PERIOD...........................................    $   4,603        $  29,423
                                                                                    ---------        ---------
                                                                                    ---------        ---------

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND INVESTING ACTIVITIES: Issuance of 812,501 shares of common stock in connection with the July 1998 Screeem! acquisition.

Purchase price adjustment in June 1999 attributable to the SCREEEM! acquisition, canceling 33,784 shares of common stock.

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

     On April 14, 1999, we completed an initial public offering of approximately
4.8 million shares of class A common stock of iTurf Inc., our Internet-focused subsidiary. Immediately following the offering, we controlled approximately 72% of the value and 94% of the vote of iTurf. Accordingly, the public ownership of iTurf is reflected as minority interest in the accompanying financial statements. iTurf used $17.7 million of the total $97.8 million in net offering proceeds to purchase 551,046 shares of dELiA*s common stock from dELiA*s, which we have treated as treasury stock in consolidation. As a result of the offering, we recognized a pre-tax gain of approximately $70 million. On September 1, 1999, iTurf issued 1,586,996 new shares of its Class A common stock in connection with its acquisition of T@ponline.com, Inc. ("Taponline"). As a result of this transaction, our interest in iTurf was reduced to 92% of vote and 66% of value. See Note 6, "Subsequent Events", for a description of the Taponline transaction.

     Effective February 1, 1999, we changed our fiscal year from the year ending January 31 to the 52 weeks ending on the Saturday closest to January 31.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

     PRINCIPLES OF CONSOLIDATION--The condensed consolidated financial statements include the accounts of dELiA*s Inc. and subsidiaries, all of which, except iTurf, are wholly owned. The accounts of iTurf are included in the consolidated financial statements while the public ownership of iTurf is reflected as minority interest on the balance sheet and income statement. All significant intercompany balances and transactions have been eliminated in consolidation.

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

3.    SEGMENT INFORMATION
     dELiA*s determines operating segments in accordance with Statement of Financial Accounting Standards No. 131. Our reportable segments are generally defined by their method of distribution; different segments may offer similar products to similar customers, but are managed separately because of their distribution methods. Commencing in fiscal 1999, dELiA*s has three reportable segments: catalog, retail and iTurf. Each of these segments earns revenues primarily from the sale of apparel, accessories and soccer equipment to consumers. The catalog segment takes phone and mail orders from our customers and mails merchandise directly to those customers. Our retail stores display merchandise in mall and strip mall stores and sell directly to customers who visit those locations. iTurf sells merchandise through our various Web sites and also recognizes advertising, subscription and licensing revenues. Sales outside of the United States were insignificant.

     The Company evaluates performance and allocates resources primarily based on profit and loss after expense allocations for shared resources but before unusual items, income taxes, interest and other income and minority interest. There are no material differences between accounting policies used by the reportable segments in preparation of this information and those described in the summary of significant accounting policies in this report and in our annual report on Form 10-K for the year ended January 31, 1999.

     In connection with the iTurf initial public offering in April 1999, dELiA*s and iTurf entered into intercompany agreements that govern the transactions between iTurf and the other segments. Intercompany profit or loss generated by such agreements is eliminated in consolidation. For transactions between the other segments, and for transactions involving iTurf prior to its initial public offering, inter-segment product sales are recorded at cost and shared costs are allocated on a basis believed by management to be reasonable.

     The segment disclosure for fiscal 1998 has been restated to reflect the operating segments as defined for fiscal 1999.

(in thousands)

THREE MONTHS ENDED JULY 31, 1998                   CATALOG           RETAIL            ITURF              TOTAL
                                                   -------           ------            -----              -----
Revenues from external customers                   $  20,489         $   5,202        $    760          $  26,451
Operating profit (loss)                                 (876)              140             (24)              (760)


THIRTEEN WEEKS ENDED JULY 31, 1999                  CATALOG           RETAIL            ITURF              TOTAL
                                                    -------           ------            -----              -----
Revenues from external customers                   $  19,915         $  10,508        $   2,952         $  33,375
Operating loss                                        (4,887)           (3,345)          (2,751)          (10,983)

SIX MONTHS ENDED JULY 31, 1998                      CATALOG           RETAIL            ITURF             TOTAL
                                                    -------           ------            -----             -----
Revenues from external customers                   $ 48,969          $ 7,847          $     829         $ 57,645
Operating profit (loss)                               2,128               90                (99)           2,119

Property & equipment, net                             6,384            3,421                212           10,017

TWENTY-SIX WEEKS ENDED JULY 31, 1999                CATALOG           RETAIL            ITURF             TOTAL
                                                    -------           ------            -----             -----
Revenues from external customers                   $ 49,764          $ 19,856         $ 5,567           $ 75,187
Operating loss                                       (6,154)           (6,569)         (3,221)           (15,944)
Property & equipment, net                             8,017             7,651           1,868             17,536


                                                                                              SIX         TWENTY-SIX
                                                         THREE MONTHS   THIRTEEN WEEKS       MONTHS          WEEKS
                                                             ENDED          ENDED            ENDED           ENDED
                                                         JULY 31, 1998  JULY 31, 1999    JULY 31, 1998  JULY 31, 1999
                                                         -------------  -------------   --------------  -------------

Operating profit (loss) for reportable segments            $      (760)    $   (10,983)   $     2,119    $   (15,944)
Restructuring charges                                               --              --             --        (22,907)
Gain on subsidiary initial public offering                          --              --             --         70,091
Interest and other income, net                                     300           1,027            641          1,167
Minority interest                                                   --             493             --            485
                                                           -----------     -----------    -----------    -----------
Total income before taxes                                  $      (460)    $    (9,463)   $     2,760    $    32,892
                                                           -----------     -----------    -----------    -----------
                                                           -----------     -----------    -----------    -----------
Property and equipment for reportable segments                                            $    10,017    $    17,536
Other assets                                                                                   67,330        149,061
                                                                                          -----------    -----------
Total consolidated assets                                                                 $    77,347    $   166,597
                                                                                          ===========    ===========

4.    RESTRUCTURING CHARGE

     During the first quarter of fiscal 1999, we recorded a charge of approximately $23.4 million in connection with our restructuring plan to exit our Screeem! and Jean Country retail operations. The charge is comprised of the following:

- $18.0 million for the write-off of the remaining unamortized balance of goodwill and other intangibles relating to our acquisition of the Screeem! and Jean Country retail operations;

- $4.2 million for the shut-down or conversion of certain retail stores to the dELiA*s retail concept with the related adjustment for assets that will no longer be used;

- $0.7 million for the elimination of jobs at the Screeem! corporate office and the store locations to be closed, resulting in costs incurred to sever employees; and

- $0.5 million for the liquidation of inventory carried at stores to be converted or closed (reflected in cost of sales).

     We expect the restructuring plans associated with these costs to be substantially completed by the end of the first quarter of fiscal 2000.

     The total charge of $23.4 million includes $22.9 million that is included in operating expenses as a restructuring charge and $500,000 included as cost of sales. In addition, as part of our acquisition of the Screeem! and Jean Country retail operations, we agreed that if the mean of the intraday high and low bid prices for the Company's common stock for the 20 consecutive trading days immediately preceding January 10, 2000 (the "18-Month Price") is less than $18.00, we will issue to the sellers that number of additional shares of dELiA*s common stock that is equal to (i) the excess of (x) the product of 174,550 shares multiplied by $18.00 over (y) the product of 174,550 shares multiplied by the greater of the 18-Month Price or $10.00 divided by (ii) the 18-Month Price. If we are required to issue additional shares, the value of those shares will result in a charge to earnings in the fourth quarter of fiscal 1999.

     During the second quarter, we have not made any significant changes in our estimate of the above restructuring charge, nor have we yet incurred any of the estimated store shut-down/ conversion or job elimination expenses. We expect such costs to be incurred primarily in the fourth quarter of fiscal 1999 and first quarter of fiscal 2000. As our plans progress, we anticipate that we may need to record additional losses on inventory liquidation and other restructuring-related costs, as well as store operating losses during the transition period.

5.    COMMITMENTS AND CONTINGENCIES

     In May 1999, iTurf entered into a strategic marketing alliance with America Online, Inc. Over the two-year term of the agreement, iTurf has agreed to pay America Online a total of approximately $8,100,000.

     In June 1999, two separate purported class action complaints were filed against dELiA*s, certain of our officers and directors, and a former officer of one of our subsidiaries, alleging violations of the federal securities laws. The class periods run from May 21, 1998 through June 17, 1998 and January 20, 1998 through September 10, 1998, respectively. On August 3, 1999, the plaintiffs in both suits filed a motion to consolidate the suits. We intend to vigorously defend against the allegations. Based upon information presently known to management, we do not believe that the ultimate resolution of these lawsuits will have a material adverse effect on our financial condition or results of operations.

6.    SUBSEQUENT EVENTS

     On August 6, 1999, we purchased for $6.2 million an approximately 415,000 square foot distribution facility in Hanover, Pennsylvania, of which we were leasing approximately 360,000 square feet. We borrowed $5.3 million from Allfirst Bank in the form of a mortgage loan on the property, to pay for $4.9 million of the purchase price and $400,000 of planned capital improvements. We are subject to certain covenants under the loan agreement, including a covenant to maintain a fixed charge coverage ratio. The loan includes a variable LIBOR-based interest rate. On August 10, 1999 we entered into an interest-rate swap agreement with Allfirst Bank under which we effectively converted the mortgage to a fixed-rate loan with an interest rate of approximately 8.78%.

     In connection with the acquisition of the distribution facility, our environmental consultant performed an assessment of the facility. As a result of their assessment, the seller of the property performed certain soil remediation and created a groundwater remediation plan, each relating to the presence of underground fuel oil, waste oil and gasoline tanks located on the property and subsequently removed by the seller. The Pennsylvania Department of Environmental Protection has released the seller from liability with respect to soil contamination and has approved the ground water remediation plan. The seller has set funds aside in escrow to cover up to $250,000 in ground water remediation costs. We do not believe that the environmental conditions at the facility will have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

     On September 1, 1999, iTurf acquired Taponline pursuant to an Agreement and Plan of Merger dated August 10, 1999 by and among iTurf, iTurf Acquisition Corporation, Taponline, the shareholders of Taponline and MarketSource Corporation ("MarketSource"). As a result of the transaction, Taponline became a wholly owned subsidiary of iTurf. The aggregate consideration paid consisted of 1,586,996 newly issued shares of iTurf Class A common stock, which reduced our ownership of iTurf to 92% of vote and 66% of value. The transaction, which was structured as a tax-free reorganization, will be accounted for under the purchase method of accounting. In connection with the transaction, MarketSource, which is owned by certain of the shareholders of Taponline, including Martin Levine, who was recently elected as a member of iTurf's board of directors, entered into an arrangement to purchase advertising and other inventory on iTurf's network of sites for resale to MarketSource's clients. Separately, iTurf has agreed to enter into a marketing alliance with MarketSource to promote iTurf's network of sites through MarketSource's offline marketing channels. iTurf committed to purchasing approximately $6.5 million in promotional opportunities through these channels over the next three years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH OUR CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT. THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT REFLECT DELIA*S PLANS, ESTIMATES AND BELIEFS. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED BELOW AND ELSEWHERE IN THIS REPORT AND THOSE DISCUSSED IN OUR OTHER SECURITIES AND EXCHANGE COMMISSION FILINGS, INCLUDING OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED JANUARY 31, 1999.

OVERVIEW

     We are a teen-focused marketer of casual apparel, accessories, cosmetics, home furnishings and soccer merchandise. Through the dELiA*s catalog and Web site, which target girls and young women between the ages of 10 and 24 (an age group known as "Generation Y"), we believe we are the leading direct marketer of casual apparel, related accessories and cosmetics focused on Generation Y. In February 1999, we opened our first full-priced dELiA*s store in New York. We opened four additional dELiA*s stores during the second quarter of fiscal 1999 and five more stores in August and September, bringing the total number of full-price dELiA*s brand stores currently in operation to ten. We plan to continue the expansion of this concept through new store openings and the conversion of certain of our Screeem! and Jean Country stores. Through our TSI Soccer catalog, retail stores and Web site, we are a leading direct marketer and retailer of specialty soccer and other athletic merchandise to Generation Y boys and girls. Our other catalog titles include Contents, which offers home furnishings to Generation Y, and Droog, which offers apparel and accessories to Generation Y boys and young men. We also target pre-teen girls with our Storybook Heirlooms and dot dot dash catalogs.

     On April 14, 1999, we completed an initial public offering of approximately
4.8 million shares of Class A common stock of iTurf Inc., our Internet-focused subsidiary. As a result of that offering, we controlled approximately 72% of the value and 94% of the vote of iTurf through July 31, 1999. Accordingly, the public ownership of iTurf is reflected as minority interest in the accompanying financial statements. iTurf used $17.7 million of the total $97.8 million in net offering proceeds to purchase 551,046 shares of dELiA*s common stock from dELiA*s, which we have treated as treasury stock in consolidation. As a result of the offering, we recognized a gain of approximately $70 million before taxes ($41 million, or $2.57 per share on a diluted basis, after taxes).

     On September 1, 1999, iTurf acquired Taponline in exchange for 1,586,996 newly issued shares of iTurf Class A common stock. As a result of that transaction, our ownership of iTurf decreased to approximately 66% of value and 92% of vote.

     dELiA*s maintains its corporate and Internet headquarters and a telemarketing and customer service group in New York, New York, additional telemarketing and corporate facilities in Durham, North Carolina and a fulfillment facility for processing merchandise in Hanover, Pennsylvania. The Storybook Heirlooms business is based in the San Francisco, California area.

     RISKS. As our revenue base grows and we further penetrate our target market, we will probably not be able to sustain the levels of percentage annual growth in net sales and operating income experienced historically. In addition, as we have increased the number of catalogs we mail, we have observed that new customers respond at lower rates than our existing customers have historically responded. We have also observed that when customers receive multiple editions of catalogs within the same fiscal quarter, aggregate response rates have declined. In addition, increases in the cost of materials, printing, paper, postage, shipping and labor may adversely affect the profitability of our catalog business.

     A variety of factors affects our comparable store sales, including, among others, fashion trends, the general retail sales environment, our ability to efficiently source and distribute products, changes in our merchandise mix and our ability to execute our business strategy efficiently. Comparable store sales may fluctuate significantly as we roll out new retail concepts and enter new markets. In addition, our ability to expand our retail business may be limited by our ability to locate and obtain acceptable store sites and lease terms or renew existing leases.

     In addition, our plans to expand both retail and catalog operations depend on obtaining additional capital and recruiting experienced managers. There can be no assurance that the company will be able to raise capital or recruit managers as it grows.

     Our business generally depends on our ability to anticipate the frequently changing fashion tastes of our customers and to offer merchandise that appeals to their preferences on a timely and affordable basis. If we misjudge our merchandise selection, our image with our customers could be materially adversely affected.

     We believe that the continued growth of our internet segment will depend in large part on our ability to increase awareness of our brand names, to provide our customers with superior internet community and e-commerce experiences, and to continue to enhance our systems and technology to support increased traffic to our web sites. Accordingly, we intend to maintain a high level of marketing and promotional expenditures and to invest heavily to develop our Web sites, technology and operating infrastructure. Slower revenue growth than we anticipate or operating expenses that exceed our expectations could have a material adverse effect on our business.

RESTRUCTURING CHARGE

     During the first quarter of fiscal 1999, we recorded a charge of approximately $23.4 million in connection with our restructuring plan to exit our Screeem! and Jean Country retail operations. The charge is comprised of the following:

- $18.0 million for the write-off of the remaining unamortized balance of goodwill and other intangibles relating to our acquisition of the Screeem! and Jean Country retail operations;

- $4.2 million for the shut-down or conversion of certain retail stores to the dELiA*s retail concept with the related adjustment for assets that will no longer be used;

- $0.7 million for the elimination of jobs at the Screeem! corporate office and the store locations to be closed, resulting in costs incurred to sever employees; and

- $0.5 million for the liquidation of inventory carried at stores to be converted or closed (reflected in cost of sales).

     We expect the restructuring plans associated with these costs to be substantially completed by the end of the first quarter of fiscal 2000.

     The total charge of $23.4 million includes $22.9 million that is included in operating expenses as a restructuring charge and $500,000 included as cost of sales. In addition, as part of our acquisition of the Screeem! and Jean Country retail operations, we agreed that if the mean of the intra-day high and low bid prices for the Company's common stock for the 20 consecutive trading days immediately preceding January 10, 2000 (the "18-Month Price") is less than $18.00, we will issue to the sellers that number of additional shares of dELiA*s common stock that is equal to (i) the excess of (x) the product of 174,550 shares multiplied by $18.00 over (y) the product of 174,550 shares multiplied by the greater of the 18-Month Price or $10.00 divided by (ii) the 18-Month Price. If we are required to issue additional shares, the value of those shares will result in a charge to earnings in the fourth quarter of fiscal 1999.

     During the second quarter, we have not made any significant changes in our estimate of the above restructuring charge, nor have we yet incurred any of the estimated store shut-down/ conversion or job elimination expenses. We expect such costs to be incurred primarily in the fourth quarter of fiscal 1999 and first quarter of fiscal 2000. As our plans progress, we anticipate that we may need to record higher than anticipated losses on inventory liquidation and other restructuring-related costs, as well as additional store operating losses during the transition period.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentage relationship of certain items from our statement of operations to net sales. Any trends reflected by the following table may not be indicative of future results.

                                                      THREE MONTHS  THIRTEEN WEEKS     SIX MONTHS    TWENTY -SIX WEEKS
                                                          ENDED          ENDED            ENDED            ENDED
                                                      JULY 31, 1998  JULY 31, 1999    JULY 31, 1998    JULY 31, 1999
                                                      -------------  -------------    -------------    -------------
Net sales                                                100.0%         100.0%           100.0%           100.0%
Cost of sales                                             51.8           61.3             48.4             57.8
                                                        ------          -----           ------            -----
Gross profit                                              48.2           38.7             51.6             42.2
Selling, general and administrative expenses              51.0           71.6             47.9             63.4
Restructuring charge                                       --             --               --              30.5
Gain on subsidiary initial public offering                 --             --               --             (93.2)
Interest and other income, net                            (1.1)          (3.1)            (1.1)            (1.5)
Minority interest                                          --            (1.5)             --              (0.7)
                                                        ------          ------          ------            ------
Income (loss) before income taxes                         (1.7)         (28.3)             4.8             43.7
Provision (benefit) for income taxes                      (1.2)         (10.2)             1.6             18.8
                                                        -------         ------          ------            -----
Net income (loss)                                         (0.5)%        (18.1)%            3.2%            24.9%
                                                        -------         ------          ------            -----
                                                        -------         ------          ------            -----

COMPARISON OF THIRTEEN WEEKS ENDED JULY 31, 1999 AND THREE MONTHS ENDED JULY 31, 1998

     NET SALES. Net sales increased approximately $6.9 million, or 26% to $33.4 million in the second quarter of fiscal 1999 from $26.5 million in the second quarter of fiscal 1998. The increase in sales is primarily due to increased revenues from our retail segment as a result of our acquisition of the Screeem! and Jean Country business in July 1998 and introduction of dELiA*s brand full-price stores beginning in February 1999, as well as from the growth of our Internet segment. The increase was partially offset by a decline in sales from our catalog segment. Lower circulation, reduced response rates and the migration of sales to our internet sites reduced catalog sales despite the introduction of our Storybook Heirlooms catalog in January 1999.

     GROSS MARGIN. Gross margin decreased to 38.7% of net sales in the second quarter of fiscal 1999 from 48.2% in the second quarter of fiscal 1998. The decrease is primarily due to a higher proportion of discounted catalog sales, significant markdowns on merchandise sold through our Screeem! stores and lower pricing on selected catalog merchandise. We expect gross margins to continue to be affected by discounted Screeem! sales through the remainder of fiscal 1999.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased approximately $10.4 million to $23.9 million in the second quarter of fiscal 1999, or 71.6% of net sales, from $13.5 million in the second quarter of fiscal 1998, or 51% of net sales. Selling, general and administrative expenses increased primarily as a result of spending on corporate infrastructure and marketing to support retail and Internet growth and to improve the efficiency of our distribution processes, as well as additional expenses related to the introduction of new catalogs. We expect such expenditures to continue and selling, general and administrative expenses to remain high throughout fiscal 1999.

COMPARISON OF TWENTY-SIX WEEKS ENDED JULY 31, 1999 AND SIX MONTHS ENDED JULY 31, 1998

     NET SALES. Net sales increased approximately $17.6 million, or 30.6%, to $75.2 million in the first half of fiscal 1999 from $57.6 million in the first half of fiscal 1998. The increase in sales is primarily due to increased revenues from our retail segment as a result of our acquisition of the Screeem! and Jean Country business in July 1998 and the introduction of dELiA*s brand full-price stores beginning in February 1999, as well as from the growth of our Internet segment. The increase was partially offset by a decline in sales from our catalog segment. Lower circulation, reduced response rates, lower fill rates and the migration of sales to our internet sites reduced catalog sales, despite the introduction of our Storybook Heirlooms catalog in January 1999.

     GROSS MARGIN. Gross margin excluding a $500,000 charge related to the first quarter 1999 Screeem! restructuring decreased to 42.9% of net sales in the first half of fiscal 1999 from 51.6% in the first half of fiscal 1998. The decrease is primarily due to a higher proportion of discounted catalog sales, significant markdowns on merchandise sold through our Screeem! stores, lower pricing on selected catalog merchandise and, in the first quarter of fiscal 1999, higher freight costs resulting from lean inventory levels. We expect gross margins to continue to be affected by discounted Screeem! sales through the remainder of fiscal 1999.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased approximately $20.1 million to $47.7 million in the first half of fiscal 1999, or 63.4% of net sales, from $27.6 million in the first half of fiscal 1998, or 47.9% of net sales. Selling, general and administrative expenses increased primarily as a result of spending on corporate infrastructure and marketing to support retail and Internet growth and to improve the efficiency of our distribution processes, as well as additional catalog expenses related to the introduction of new catalogs. We expect such expenditures to continue and selling, general and administrative expenses to remain high throughout fiscal 1999.

     RESTRUCTURING CHARGE. During the first quarter of fiscal 1999, we recorded a charge of approximately $23.4 million in connection with our restructuring plan to close our Screeem! and Jean Country retail operations. This charge includes approximately $500,000 related to inventory and recorded as cost of sales. As our plans progress, we anticipate that we may need to record additional losses on inventory liquidation and other restructuring-related costs as well as additional store operating losses during the transition period.

     GAIN ON SUBSIDIARY INITIAL PUBLIC OFFERING. On April 14, 1999, we completed an initial public offering of approximately 4.8 million shares of class A common stock of iTurf Inc., our publicly-traded Internet-focused subsidiary. As a result of the transaction, we recognized a one-time gain of approximately $70.1 million before taxes.

SELECTED QUARTERLY RESULTS OF OPERATIONS

     The following table sets forth certain unaudited statement of operations data for the six fiscal quarters ended July 31, 1999, as well as such data expressed as a percentage of total net sales for the periods indicated. This data has been derived from our unaudited financial statements that, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation of such information when read in conjunction with our annual audited financial statements and notes thereto.


                                                               FISCAL QUARTER ENDED
                                                    FISCAL 1998                                  FISCAL 1999
                                 APR. 30,      JULY 31,      OCT. 31,      JAN. 31,          MAY 1,       JULY 31,
                                   1998          1998          1998          1999             1999          1999
                                   ----          ----          ----          ----             ----          ----
                                                                  (IN THOUSANDS)

Net sales .......................................   $ 31,194    $ 26,451    $ 40,821    $ 59,898    $ 41,812    $ 33,375
Cost of sales ...................................     14,223      13,712      19,979      30,454      23,023      20,450
                                                    --------    --------    --------    --------    --------    --------
Gross profit ....................................     16,971      12,739      20,842      29,444      18,789      12,925
Selling, general and
  administrative expenses .......................     14,092      13,499      19,691      24,429      23,750      23,908
Restructuring charge ............................       --          --          --          --        22,907        --
Gain on subsidiary initial public offering ......       --          --          --          --       (70,091)       --
Interest and other income, net ..................       (341)       (300)       (126)       (195)       (140)     (1,027)
Minority interest ...............................       --          --          --          --             8        (493)
                                                    --------    --------    --------    --------    --------    --------
Income (loss) before income taxes ...............      3,220        (460)      1,277       5,210      42,355      (9,463)
Provision (benefit) for income taxes ............      1,220        (317)        530       1,972      17,519      (3,399)
                                                    --------    --------    --------    --------    --------    --------

Net income (loss) ...............................   $  2,000    $   (143)   $    747    $  3,238    $ 24,836    $ (6,064)
                                                    --------    --------    --------    --------    --------    --------
                                                    --------    --------    --------    --------    --------    --------
Per share data:
Basic net income (loss) per share ...............   $   0.15    $  (0.01)   $   0.05    $   0.23    $   1.75    $  (0.42)
                                                    --------    --------    --------    --------    --------    --------
                                                    --------    --------    --------    --------    --------    --------
Shares used in the
 calculation of basic net income (loss) per share     13,321      13,498      14,139      14,159      14,231      14,330
                                                    --------    --------    --------    --------    --------    --------
                                                    --------    --------    --------    --------    --------    --------
Diluted net income (loss) per share .............   $   0.15    $  (0.01)   $   0.05    $   0.21    $   1.56    $  (0.42)
                                                    --------    --------    --------    --------    --------    --------
                                                    --------    --------    --------    --------    --------    --------
Shares used in calculation
 of diluted net income (loss) per share .........     13,569      13,498      14,735      15,300      15,966      14,330
                                                    --------    --------    --------    --------    --------    --------
                                                    --------    --------    --------    --------    --------    --------

                          PERCENTAGE OF TOTAL NET SALES

Net sales .......................................        100.0%      100.0%      100.0%      100.0%      100.0%      100.0%
Cost of sales ...................................         45.6        51.8        49.0        50.8        55.0        61.3
                                                    --------    --------    --------    --------    --------    --------
Gross profit ....................................         54.4        48.2        51.0        49.2        45.0        38.7
Selling, general, and administrative expenses ...         45.2        51.0        48.2        40.8        56.8        71.6
Restructuring charge ............................       --          --          --          --            54.8      --
Gain on subsidiary initial public offering ......       --          --          --          --          (167.6)     --
Interest and other income, net ..................         (1.1)       (1.1)       (0.3)       (0.3)       (0.3)       (3.1)
Minority interest ...............................       --          --          --          --             0.0        (1.5)
                                                    --------    --------    --------    --------    --------    --------
Income (loss) before income taxes ...............         10.3        (1.7)        3.1         8.7       101.3       (28.3)
Provision (benefit) for income taxes ............          3.9        (1.2)        1.3         3.3        41.9       (10.2)
                                                    --------    --------    --------    --------    --------    --------
Net income (loss) ...............................          6.4%       (0.5)%       1.8%        5.4%       59.4%      (18.1)%
                                                    --------    --------    --------    --------    --------    --------
                                                    --------    --------    --------    --------    --------    --------

     dELiA*s is subject to seasonal fluctuations in our merchandise sales and results of operations. We expect our net sales and results of operations generally to be lower in the second quarter and higher in the fourth quarter (which includes the holiday season) of each fiscal year. Our quarterly results may fluctuate as a result of numerous factors, including the timing, quantity and cost of catalog mailings, responses to those mailings, the timing of sale circulars and liquidations, sales performance in comparable stores year-over-year, our ability to open new stores, the timing of merchandise deliveries, market acceptance of merchandise (including new merchandise categories or products introduced), the mix of products sold, the hiring and training of additional personnel, the timing of inventory write downs, the integration of acquisitions, the incurring of other operating costs and factors beyond control, such as general economic conditions and actions of competitors. Accordingly, the results of operations in any quarter will not necessarily be indicative of the results that may be achieved for a full fiscal year or any future quarter.

LIQUIDITY AND CAPITAL RESOURCES

     Cash used in operations in the first half of fiscal 1999 and 1998 was $16.9 million and $11.3 million, respectively. The increase in cash used in operations primarily relates to operating losses and an increase in inventory levels in an effort to improve catalog fill rates and in anticipation of greater sales due to the growth of our retail segment.

     Investing activities used $64.6 million for the purchase of short-term investments and capital expenditures in the first half of fiscal 1999. For the first half of fiscal 1998, investing activities provided $11.4 million, which reflects the sale of short-term investments in fiscal 1998. During the second half of fiscal 1999, we expect to make additional capital expenditures of approximately $19 million for the purchase of, and improvements to, our warehouse and distribution facility, expansion of our retail concepts and conversion of stores between our retail concepts, investment in the infrastructure of iTurf, new telecommunications equipment for our New York and North Carolina call centers and other information system projects, as well as leasehold improvements and purchase of and improvements to other equipment relating to new corporate office leases. We expect to fund these capital expenditures through equipment leases, a mortgage loan secured by our distribution facility, our credit facility and cash from operations. We expect that we will incur indebtedness under our credit facility with First National Bank in the third and fourth quarters of fiscal 1999 to finance working capital and a portion of our planned capital expenditures.

     Cash flows from financing activities in the first half of fiscal 1999 were $99.9 million, primarily as a result of the initial public offering of iTurf common stock. We did not engage in significant financing activities in the first half of fiscal 1998.

     On August 6, 1999, we purchased for $6.2 million an approximately 415,000 square foot distribution facility in Hanover, Pennsylvania, of which we were leasing approximately 360,000 square feet. We borrowed $5.3 million from Allfirst Bank in the form of a mortgage loan on the property, to pay for $4.9 million of the purchase price and $400,000 of planned capital improvements. We are subject to certain covenants under the loan agreement, including a covenant to maintain a fixed charge coverage ratio. The loan includes a variable LIBOR-based interest rate. On August 10, 1999 we entered into an interest-rate swap agreement with Allfirst Bank under which we effectively converted the mortgage to a fixed-rate loan with an interest rate of approximately 8.78%.

     Our credit facility with First Union National Bank, which terminates on December 7, 2001, consists of a revolving line of credit permitting us to borrow up to $25 million and provides for the issuance of documentary and standby letters of credit up to $10 million. Our ability to borrow under the credit agreement is contingent on a number of conditions including our compliance with tangible net worth, fixed charge coverage ratio and debt to cash flow covenants. The availability of the unused revolving line of credit is limited to specified percentages of the value of our eligible inventory determined under the credit agreement. At our option, borrowings under this facility bear interest at First Union National Bank's prime rate or at LIBOR plus 200 basis points.

     In April 1999, we amended our credit agreement with First Union National Bank in connection with the iTurf initial public offering such that iTurf is no longer considered a borrower under such agreement. Accordingly, First Union National Bank released its security interest in the assets of iTurf as well as its pledge, assignment and security interest in the 12,500,000 shares of Class B common stock of iTurf currently held by us.

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

     STATE OF READINESS. All of our material operating software and our information technology and other systems, including telecommunications and warehouse systems, were developed by and are supported by third party vendors. Each of the third party vendors of our mission-critical operating software has provided a written warranty or assurance that such software will not be affected by the changes in the century. We have modified certain of our mission-critical software provided by third party vendors, but we believe that such modifications will not affect the ability of such software to account for the change in the century. The majority of the third party vendors of our other material operating software and systems have also provided warranties or assurances that such software and systems are able to account for the change in the century.

     We have prepared a Year 2000 compliance program, which involves:

- identifying the material operating software and systems on which we depend, whether used by us or by our service providers;

- obtaining written warranties or assurances from third party software and system vendors and service providers;

-    monitoring the compliance efforts of those vendors and service providers;
     and

-    testing our material operating software and systems.

     We began performing tests in the second quarter of fiscal 1999 of our material operating software and systems to verify the assurances given by third party vendors and ensure Year 2000 compliance. We have not yet begun to perform these tests on certain of our software and systems and we may not be able to test all of our material operating systems. As a result of this timing, we have not identified any material software or systems as requiring remediation or replacement. We cannot assure you that all of our material operating software and systems will be Year 2000 compliant.

     In addition to the operating systems and software we use directly, our operations are also dependent upon the performance of operating software and systems used by our significant service providers, including providers of financial, telecommunications and parcel delivery services. We have contacted each of our significant service providers and have obtained written assurances from the majority of such providers that their relevant operating software and systems are or would be Year 2000 compliant. We are monitoring the status of all our significant service providers' Year 2000 compliance efforts to minimize the risk of any material adverse effect on our operations resulting from compliance failures. However, there can be no assurance that our service providers have, or will have, operating software and systems that are Year 2000 compliant.

     RISKS. The failure of our software or systems to be Year 2000 compliant could prevent us from being able to process or fulfill orders from our customers or being able to distribute merchandise to stores in a timely manner and could disrupt our financial and management controls and reporting systems. Any such worst-case scenario, if not quickly remedied, would have a material adverse effect on our business. Therefore, we are developing contingency plans with respect to our systems and software. We expect our contingency plans to be completed by the end of the third quarter of fiscal 1999.

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

     COSTS. To date, we have spent approximately $110,000 on Year 2000 compliance. We expect our total costs of addressing Year 2000 issues to be approximately $250,000. We believe that we have sufficiently budgeted for technology investments, including Year 2000 compliance, and that our cash from operations, our equipment lease arrangements and the proceeds of the iTurf initial public offering and our credit facility, as necessary, will fund such investments. However, given our dependence on third-party software and system vendors and service providers, including our customers' vendors, there can be no assurance to that effect.

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     In June 1999, two separate purported securities class action lawsuits were filed against us and certain of our officers and directors and one former officer of a subsidiary. The complaints in these lawsuits purport to be class actions on behalf of the purchasers of our securities during the period May 21, 1998 through June 17, 1998 and January 20, 1998 through September 10, 1998, respectively. The complaints generally allege that the defendants violated
Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder by making material misstatements and by failing to disclose certain allegedly material information regarding trends in our business. The complaints also allege that the individual defendants are liable for those violations under
Section 20(a) of the Securities Exchange Act. The complaints seek unspecified damages, attorneys' and experts' fees and costs, and such other relief as the court deems proper. The complaints were filed in Federal District Court for the Southern District of New York by Allain Roy on June 1, 1999 and by Lorraine Padgett on June 3, 1999. On August 3, 1999, the plaintiffs in both suits filed a motion to consolidate the suits.

     We intend to vigorously defend against these actions. Based upon information presently known to management, we do not believe that the ultimate resolution of these lawsuits will have a material adverse effect on our financial condition, results of operations or cash flow.

ITEM 2. CHANGES IN SECURITIES

     None.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

     See "Exhibit Index" following the signature page.

(b) The Company filed a Current Report on Form 8-K, dated May 17, 1999, reporting Item 4 (Changes in Certifying Accountant) and Item 8 (Change in Fiscal Year).

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     dELiA*s Inc.
                                     (Registrant)

Date: September 14, 1999

                                     By: /s/ STEPHEN I. KAHN
                                        ----------------------------------------
                                             Stephen I. Kahn
                                             Chairman of the Board and
                                             Chief Executive Officer


                                     By: /s/ EVAN GUILLEMIN
                                        ----------------------------------------
                                             Evan Guillemin
                                             President, Chief Financial Officer
                                             and Treasurer (principal financial
                                             and accounting officer)

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

10.11     Employment Agreement dated April 5, 1999 between iTurf Inc. and Stephen I. Kahn
          (incorporated by reference to Exhibit 10.10 to the iTurf Inc. registration statement on
          Form S-1 (Registration No. 333-71123))

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

10.19     Intercompany Services Agreement between dELiA*s Inc. and iTurf Inc., dated April 8, 1999
          (incorporated by reference to Exhibit 10.1 to the iTurf Inc. registration statement on
          Form S-1 (Registration No. 333-71123))

10.20     Trademark License Agreement between dELiA*s Inc. and iTurf Inc., dated April 8, 1999
          (incorporated by reference to Exhibit 10.2 to the iTurf Inc. registration statement on
          Form S-1 (Registration No. 333-71123))

10.21     Amendment No. 1, dated April 8, 1999, to Credit Agreement between First Union National
          Bank, dELiA*s Inc. and our subsidiaries listed on the signature page thereto (incorporated by reference to Exhibit 10.21 to the dELiA*s Inc. annual report on Form 10-K for the fiscal year ended January 31, 1999)

10.22     Advertising Agreement between iTurf and America Online, Inc., dated May 4, 1999
          (incorporated by reference to Exhibit 10.16 to the iTurf Inc. Quarterly Report on Form
          10-Q for the fiscal quarter ended May 1, 1999)**

10.23*    Construction Loan Agreement dated August 6, 1999, among dELiA*s Distribution Company,
          dELiA*s Inc. and Allfirst Bank

10.24*    Mortgage Note dated August 6, 1999 made by dELiA*s Distribution Company in favor of
          Allfirst Bank

10.25     Online Advertising Authorized Reseller Agreement between iTurf, Taponline and MarketSource
          Corporation, dated September 1, 1999 (incorporated by reference to Exhibit 99.1 of iTurf's
          Current Report on Form 8-K dated September 7, 1999).

10.26     Offline Advertising Purchase Agreement between iTurf and MarketSource Corporation, dated
          September 1, 1999 (incorporated by reference to Exhibit 99.2 of iTurf's Current Report on
          Form 8-K dated September 7, 1999).

27*       Financial Data Schedule

--------------------------------
*   Filed herewith

** Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the SEC.