Form 10-Q
period 1999-10-30
DELIAS INC
filed 1999-12-14
CIK 1026114

     FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON DECEMBER 14, 1999
------------------------------------------------------------------------------
------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q


[X]                             QUARTERLY REPORT

                            -------------------------

                     Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 30, 1999



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

                                 (212) 807-9060
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES  X   NO
                                              ---      ---
 Number of shares of Common Stock outstanding as of December 1, 1999: 14,906,472

                                 ----------

------------------------------------------------------------------------------
------------------------------------------------------------------------------

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

     ALL REFERENCES IN THIS REPORT TO A FISCAL YEAR PRIOR TO FISCAL 1999 REFER TO THE YEAR ENDED JANUARY 31 FOLLOWING THE PARTICULAR CALENDAR YEAR (E.G., "FISCAL 1998" REFERS TO THE YEAR ENDING JANUARY 31, 1999). EFFECTIVE FEBRUARY 1, 1999, WE CHANGED OUR FISCAL YEAR TO END ON THE SATURDAY CLOSEST TO JANUARY 31 (E.G., "FISCAL 1999" REFERS TO THE FIFTY-TWO WEEKS ENDING JANUARY 29, 2000).


                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          DELIA*S INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                  JANUARY 31, 1999  OCTOBER 30, 1999
                                                                                  ----------------  ----------------
                                                                                         *             (UNAUDITED)
                                                     ASSETS
CURRENT ASSETS
     Cash and cash equivalents .......................................................   $  10,981   $  22,018
     Short-term investments ..........................................................        --        48,482
     Merchandise inventories .........................................................      21,232      39,310
     Prepaid expenses and other current assets .......................................      11,352      26,195
                                                                                         ---------   ---------
         Total current assets ........................................................      43,565     136,005
PROPERTY AND EQUIPMENT, net of accumulated depreciation of
     $3,191 at January 31, 1999 and $5,219 at October 30, 1999 .......................      12,542      32,627
DEFERRED TAX ASSETS ..................................................................        --         9,682
INTANGIBLE ASSETS ....................................................................      25,308      24,516
OTHER ASSETS .........................................................................         729         241
                                                                                         ---------   ---------
TOTAL ASSETS  .......................................................................    $  82,144   $ 203,071
                                                                                         ---------   ---------
                                                                                         ---------   ---------

                                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable ................................................................   $  10,185   $  27,433
     Accrued expenses and other current liabilities ..................................       7,706       6,088
     Current portion of long-term debt and capital lease obligations .................         194       9,550
     Accrued restructuring ...........................................................        --         2,662
                                                                                         ---------   ---------

         Total current liabilities ...................................................      18,085      45,733

DEFERRED TAX LIABILITY ...............................................................        --        28,991
LONG-TERM DEBT AND OBLIGATIONS UNDER CAPITAL LEASES ..................................        --         6,970
OTHER LONG-TERM LIABILITIES ..........................................................         452         635

MINORITY INTEREST ....................................................................        --        36,932

STOCKHOLDERS' EQUITY
     Preferred stock, par value $.01 per share; Authorized - 1,000,000 shares;
         Issued and outstanding - none ...............................................        --          --
     Common stock, par value $.01 per share; Authorized - 50,000,000 shares;
         Issued and outstanding - 14,185,425 and 14,895,972 shares at
         January 31, 1999 and October 30, 1999, respectively .........................         142         149
     Additional paid-in capital ......................................................      54,133      79,292
     Retained earnings ...............................................................       9,332      22,103
     Common stock in treasury - 551,046 shares at October 30, 1999 ...................        --       (17,734)
                                                                                         ---------   ---------
         Total stockholders' equity ..................................................      63,607      83,810
                                                                                         ---------   ---------



TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...........................................   $  82,144   $ 203,071
                                                                                         ---------   ---------
                                                                                         ---------   ---------



* Condensed from audited financial statements


       See Notes to Unaudited Condensed Consolidated Financial Statements

                          DELIA*S INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                             THREE MONTHS   THIRTEEN WEEKS
                                                ENDED           ENDED
                                           OCTOBER 31, 1998 OCTOBER 30, 1999
                                           ---------------- ----------------
                                                      (UNAUDITED)
NET SALES ...................................   $ 40,821    $ 48,085
COST OF SALES ...............................     19,979      25,776
                                                --------    --------
GROSS PROFIT ................................     20,842      22,309
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES      19,691      32,395
INTEREST AND OTHER INCOME, NET ..............       (126)       (703)
MINORITY INTEREST ...........................       --        (2,125)
                                                --------    --------
INCOME (LOSS) BEFORE INCOME TAXES ...........      1,277      (7,258)
PROVISION (BENEFIT) FOR INCOME TAXES ........        530      (1,257)
                                                --------    --------
NET INCOME (LOSS) ...........................   $    747    $ (6,001)
                                                --------    --------
                                                --------    --------
BASIC AND DILUTED NET INCOME (LOSS) PER SHARE   $   0.05    $  (0.42)
                                                --------    --------
                                                --------    --------
SHARES USED IN THE CALCULATION OF BASIC
     NET INCOME (LOSS) PER SHARE ............     14,139      14,342
                                                --------    --------
                                                --------    --------
SHARES USED IN THE CALCULATION OF DILUTED
     NET INCOME (LOSS) PER SHARE ............     14,735      14,342
                                                --------    --------
                                                --------    --------



                                             NINE MONTHS   THIRTY-NINE WEEKS
                                                ENDED           ENDED
                                          OCTOBER 31, 1998 OCTOBER 30, 1999
                                          -----------------------------------
                                                     (UNAUDITED)

NET SALES ..................................   $ 98,466    $123,272
COST OF SALES ..............................     47,914      69,249
                                               --------    --------
GROSS PROFIT ...............................     50,552      54,023
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES     47,282      80,053
RESTRUCTURING CHARGE (NOTE 4) ..............       --        22,907
GAIN ON SUBSIDIARY INITIAL PUBLIC OFFERING .       --       (70,091)
INTEREST AND OTHER INCOME, NET .............       (767)     (1,870)
MINORITY INTEREST ..........................       --        (2,610)
                                               --------    --------
INCOME BEFORE INCOME TAXES .................      4,037      25,634
PROVISION FOR INCOME TAXES .................      1,433      12,863
                                               --------    --------
NET INCOME .................................   $  2,604    $ 12,771
                                               --------    --------
                                               --------    --------
BASIC NET INCOME PER SHARE .................   $   0.19    $   0.89
                                               --------    --------
                                               --------    --------
DILUTED NET INCOME PER SHARE ...............   $   0.19    $   0.82
                                               --------    --------
                                               --------    --------
SHARES USED IN THE CALCULATION OF BASIC
     NET INCOME PER SHARE ..................     13,653      14,301
                                               --------    --------
                                               --------    --------




SHARES USED IN THE CALCULATION OF DILUTED
     NET INCOME PER SHARE ..................     13,990      15,494
                                               --------    --------
                                               --------    --------


       See Notes to Unaudited Condensed Consolidated Financial Statements

                          DELIA*S INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                  NINE MONTHS     THIRTY-NINE WEEKS
                                                                                     ENDED              ENDED
                                                                                OCTOBER 31, 1998  OCTOBER 30, 1999
                                                                                ----------------  -----------------
                                                                                            (UNAUDITED)
CASH FLOWS USED IN OPERATING ACTIVITIES:
     Net income ..................................................................   $   2,604    $  12,771
     Adjustments to reconcile net income to net cash used in operating activities:
       Depreciation and amortization .............................................       1,631        2,950
       Gain on subsidiary initial public offering ................................        --        (70,091)
       Restructuring charge (see Note 4) .........................................        --         23,407
       Deferred taxes ............................................................        --         19,309
       Minority interest .........................................................        --         (2,610)
       Amortization of premiums and discounts on investments, net ................         160         (318)
       Compensation expense related to issuance of restricted stock and
          stock appreciation rights ..............................................          44         --
       Changes in operating assets and liabilities:
              Merchandise inventories ............................................     (18,262)     (18,578)
              Prepaid expenses and other current assets ..........................      (6,677)     (14,954)
              Other assets .......................................................         165        1,718
              Current liabilities ................................................       2,139       15,343
              Deferred credits ...................................................        (310)         183
                                                                                     ---------    ---------
     Net cash used in operating activities .......................................     (18,506)     (30,870)
                                                                                     ---------    ---------
                                                                                     ---------    ---------
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
     Acquisition of businesses, net of cash acquired .............................     (15,187)        (444)
     Capital expenditures ........................................................      (4,180)     (24,571)
     Purchases of held-to-maturity investment securities .........................        --        (65,158)
     Proceeds from the maturity of held-to-maturity investment securities ........      30,024       16,994
     Purchases of available-for-sale investment securities .......................     (46,513)        --
     Proceeds from the sale of available-for-sale investment securities ..........      53,404         --
                                                                                     ---------    ---------
Net cash provided by (used in) investing activities ..............................      17,548      (73,179)
                                                                                     ---------    ---------
                                                                                     ---------    ---------
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
     Net proceeds from issuance of subsidiary common stock .......................        --         97,639
     Proceeds from long-term debt and capital leases .............................        --         16,585
     Exercise of 7,375 and 193,285 stock options, respectively ...................          82        1,121
     Principal payments of long-term debt and capital lease obligations ..........        (155)        (259)
                                                                                     ---------    ---------
Net cash provided by (used in) financing activities ..............................         (73)     115,086
                                                                                     ---------    ---------
                                                                                     ---------    ---------
INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS ...................................      (1,031)      11,037

CASH & CASH EQUIVALENTS--BEGINNING OF PERIOD .....................................       4,485       10,981
                                                                                     ---------    ---------
CASH & CASH EQUIVALENTS--END OF PERIOD ...........................................   $   3,454    $  22,018
                                                                                     ---------    ---------
                                                                                     ---------    ---------

                                       7


SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND INVESTING ACTIVITIES:

- Issuance of 812,501 shares of common stock in connection with the July 1998 Screeem! acquisition.

- Cancellation in June 1999 of 33,784 shares of common stock originally issued in the Screeem! acquisition.

- Issuance in September 1999 of 1,586,996 shares of iTurf common stock in connection with the Taponline acquisition. (Note 5)

       See Notes to Unaudited Condensed Consolidated Financial Statements

                          DELIA*S INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. BUSINESS

     dELiA*s Inc., through our catalogs, retail stores and Web sites, is a leading marketer of casual apparel, accessories, soccer merchandise and home furnishings to young men and young women between the ages of 10 and 24, an age group known as "Generation Y."

     We are subject to seasonal fluctuations in our merchandise sales and results of operations. We expect our net sales generally to be higher in the second half of each fiscal year than in the first half of the same fiscal year.

      On April 14, 1999, we completed an initial public offering of approximately 4.8 million shares of class A common stock of iTurf Inc., our Internet-focused subsidiary. iTurf used $17.7 million of the total $97.4 million in net offering proceeds to purchase 551,046 shares of our common stock from us, which shares have been treated as treasury stock in consolidation. As a result of the offering, we recognized a pre-tax gain of approximately $70 million. On September 1, 1999, iTurf issued 1,586,996 new shares of its Class A common stock in connection with its acquisition of T@ponline.com, Inc. See Note 5, "Acquisition", for a description of the Taponline transaction. As of October 30, 1999, we owned 92% of the vote and 66% of the value of iTurf. Subsequent to the end of the quarter, our interest in iTurf was reduced as a result of transactions described in Note 7.

     Effective February 1, 1999, we changed our fiscal year from the year ending January 31 to the 52 weeks ending on the Saturday closest to January 31.



2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

     PRINCIPLES OF CONSOLIDATION--The condensed consolidated financial statements include the accounts of dELiA*s Inc. and subsidiaries, all of which, except iTurf, are wholly owned. The accounts of iTurf are included in the consolidated financial statements while the outside ownership of iTurf is reflected as minority interest on the balance sheet and income statement. All significant intercompany balances and transactions have been eliminated in consolidation.

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

3. SEGMENT INFORMATION

     dELiA*s determines operating segments in accordance with Statement of Financial Accounting Standards No. 131. Our reportable segments are generally defined by their method of distribution; different segments may offer similar products to similar customers, but are managed separately because of their distribution methods. Commencing in fiscal 1999, dELiA*s has three reportable segments: catalog, retail and iTurf. Each of these segments earns revenues primarily from the sale of apparel, accessories and soccer equipment to consumers. The catalog segment takes phone and mail orders from our customers and mails merchandise directly to those customers. Our retail stores display merchandise in mall and strip mall stores and sell directly to customers who visit those locations. iTurf sells merchandise through our various Web sites and also recognizes advertising, subscription and licensing revenues. Sales outside of the United States are insignificant.

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

     The segment disclosure for fiscal 1998 has been restated to reflect the operating segments as defined for fiscal 1999.


                                                                              (in thousands)
THREE MONTHS ENDED OCTOBER 31, 1998                            Catalog            Retail            iTurf            Total
                                                               -------            ------            -----            -----
Revenues from external customers                              $  24,419        $   15,338         $   1,064       $   40,821
Operating profit (loss)                                            (179)            1,139               191            1,151

THIRTEEN WEEKS ENDED OCTOBER 30, 1999                          Catalog            Retail            iTurf            Total
                                                               -------            ------            -----            -----
Revenues from external customers                              $  25,147        $   17,637         $   5,301       $   48,085
Operating loss                                                   (1,631)           (1,136)           (7,319)         (10,086)

NINE MONTHS ENDED OCTOBER 31, 1998                             Catalog            Retail            iTurf            Total
                                                               -------            ------            -----            -----
Revenues from external customers                              $  73,388        $   23,185         $   1,893       $   98,466
Operating profit                                                  1,949             1,229                92            3,270
Property & equipment, net                                         6,701             4,090               269           11,060

THIRTY-NINE WEEKS ENDED OCTOBER 30, 1999                       Catalog            Retail            iTurf            Total
                                                               -------            ------            -----            -----
Revenues from external customers                              $  74,911        $   37,493         $  10,868       $  123,272
Operating loss                                                   (7,785)           (7,205)          (10,540)         (25,530)
Property & equipment, net                                        16,237            13,323             3,067           32,627



                                                         THREE MONTHS     THIRTEEN WEEKS     NINE MONTHS       THIRTY-NINE WEEKS
                                                             ENDED          ENDED              ENDED                ENDED
                                                       OCTOBER 31, 1998  OCTOBER 30, 1999  OCTOBER 31, 1998    OCTOBER 30, 1999
                                                       ----------------  ----------------  ----------------    ----------------
                                                                               (in thousands)
Operating profit (loss) for reportable segments         $  1,151            $(10,086)         $  3,270            $(25,530)
Restructuring charges (Note 4) ................             --                  --                --               (23,407)
Gain on subsidiary initial public offering ....             --                  --                --                70,091
Interest and other income, net ................              126                 703               767               1,870
Minority interest .............................             --                 2,125              --                 2,610
                                                        --------            --------          --------            --------
Total income (loss) before taxes ..............         $  1,277            $ (7,258)         $  4,037            $ 25,634
                                                        --------            --------          --------            --------
                                                        --------            --------          --------            --------



                                                            OCTOBER 31, 1998  OCTOBER 30, 1999
                                                            ----------------  ----------------
                                                                    (in thousands)
Property and equipment for reportable segments               $    11,060      $    32,627
Other assets                                                      73,103          170,444
                                                             -----------      -----------
Total consolidated assets                                    $    84,163      $   203,071
                                                             -----------      -----------
                                                             -----------      -----------


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

- $700,000 for the elimination of jobs at the Screeem! corporate office and the store locations to be closed, resulting in employee severance costs; and

- $500,000 million for the liquidation of inventory carried at stores to be converted or closed (reflected in cost of sales).

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

     During the second and third quarters, we did not make any significant changes in our estimate of the above restructuring charge, nor did we incur any of the estimated store shut-down/ conversion or job elimination expenses. We expect such costs to be incurred primarily in the fourth quarter of fiscal 1999 and first quarter of fiscal 2000. As our plans progress, we anticipate that we may need to record additional losses on inventory liquidation and other restructuring-related costs, as well as store operating losses during the transition period.

5. ACQUISITION

     On September 1, 1999, iTurf acquired T@ponline.com, Inc. pursuant to an Agreement and Plan of Merger dated August 10, 1999. As a result of the transaction, Taponline became a wholly owned subsidiary of iTurf. The aggregate consideration paid consisted of 1,586,996 newly issued shares of iTurf Class A common stock. The transaction, which was structured as a tax-free reorganization, was accounted for under the purchase method of accounting. On November 17, 1999, we announced our intention to spin off our iTurf interest to our shareholders. Accordingly, no gain was recognized in connection with issuance of iTurf common stock for the Taponline transaction and no gain will be recognized on the future issuance of shares of iTurf common stock by iTurf.


6. COMMITMENTS AND CONTINGENCIES

     In May 1999, iTurf entered into a strategic marketing alliance with America Online, Inc. Over the two-year term of the agreement, iTurf has agreed to pay America Online a total of approximately $8,100,000.

     In June 1999, two separate purported class action complaints were filed against dELiA*s, certain of our officers and directors, and a former officer of one of our subsidiaries, alleging violations of the federal securities laws. The class periods run from May 21, 1998 through June 17, 1998 and January 20, 1998 through September 10, 1998, respectively. On August 3, 1999, the plaintiffs in both suits filed a motion to consolidate the suits. We intend to vigorously defend against the allegations. Based upon information presently known to management, we do not believe that the ultimate resolution of these lawsuits will have a material adverse effect on our financial condition, results of operations or cash flows.

     In August 1999, iTurf entered into a strategic marketing alliance with Microsoft Corporation under which we have agreed to pay Microsoft a total of at least $4.6 million over the one-year term of the agreement.

     On August 6, 1999, we purchased for $6.2 million an approximately 415,000 square foot distribution facility in Hanover, Pennsylvania, of which we previously leased approximately 360,000 square feet. We borrowed $5.3 million from Allfirst Bank in the form of a mortgage loan on the property to pay for $4.9 million of the purchase price and $400,000 of planned capital improvements. We are subject to certain covenants under the loan agreement, including a covenant to maintain a fixed charge coverage ratio. On August 10, 1999 we entered into an interest-rate swap agreement with Allfirst Bank under which we effectively converted the LIBOR-based variable interest rate mortgage to a fixed rate loan with an interest rate of approximately 8.78%.

     In connection with the acquisition of the distribution facility, we hired an environmental consultant to perform an assessment of the facility. As a result of that assessment, the seller of the property performed certain soil remediation and created a groundwater remediation plan, each relating to the presence of underground fuel oil, waste oil and gasoline tanks located on the property and subsequently removed by the seller. The Pennsylvania Department of Environmental Protection has released the seller from liability with respect to soil contamination and has approved the ground water remediation plan. The seller has set funds aside in escrow to cover up to $250,000 in ground water remediation costs. We do not believe that the environmental conditions at the facility will have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

     In connection with its acquisition of T@ponline.com, Inc., iTurf agreed to enter into a marketing alliance with MarketSource to promote iTurf's network of sites through MarketSource's offline marketing channels. iTurf committed to purchasing approximately $6.5 million in promotional opportunities through these channels over the next three years.

     During the third quarter we borrowed a total of $9 million under our credit facility with First Union National Bank. The facility consists of a revolving line of credit permitting us to borrow up to $25 million and provides for the issuance of documentary and standby letters of credit up to $10 million. Our ability to continue to borrow under the credit agreement is contingent on a number of conditions including our compliance with tangible net worth, fixed charge coverage ratio and debt to cash flow covenants. In addition, amounts outstanding under the facility are limited to specified percentages of the value of our eligible inventory as determined under the credit agreement. As our inventory levels decrease due to sales, we will be required to repay a portion of the amounts outstanding.

7. SUBSEQUENT EVENTS

     On November 17, 1999, we converted 325,000 shares of our iTurf Inc. Class B common stock to Class A common stock and sold such shares to Kistler Joint Venture at a price of $11.3125 per share. On November 29, 1999 we registered 1,675,000 shares of iTurf Inc. Class A common stock, to be issued upon conversion, for future sale. On December 6, 1999, we converted 750,000 of Class B common stock of iTurf Inc. to Class A common stock and sold those shares to Deutsche Bank Securities pursuant to the registration statement. The sale price for the Deutsche Bank transaction was $13.875 per share. As a result of these transactions, our interest in iTurf was reduced to 90% of vote and 60% of value.

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

OVERVIEW

     We are a teen-focused marketer of casual apparel, accessories, cosmetics, home furnishings and soccer merchandise. Through the dELiA*s catalog and Web site, which target girls and young women between the ages of 10 and 24 (an age group known as "Generation Y"), we believe we are the leading direct marketer of casual apparel, related accessories and cosmetics focused on Generation Y. In February 1999, we opened our first full-priced dELiA*s store in New York. We opened four additional dELiA*s stores during the second quarter of fiscal 1999 and six more stores during the third quarter, bringing the total number of full-price dELiA*s brand stores in operation to eleven at October 30, 1999. We plan to continue the expansion of this concept through new store openings and the conversion of certain of our Screeem! and Jean Country stores. Through our TSI Soccer catalog, retail stores and Web site, we are a leading direct marketer and retailer of specialty soccer and other athletic merchandise to Generation Y boys and girls. Our other catalog titles include Contents, which offers home furnishings to Generation Y, and Droog, which offers apparel and accessories to Generation Y boys and young men. We also target pre-teen girls with our Storybook Heirlooms catalog.

     On April 14, 1999, we completed an initial public offering of approximately
4.8 million shares of Class A common stock of iTurf Inc., our Internet-focused subsidiary. iTurf used $17.7 million of the total $97.4 million in net offering proceeds to purchase 551,046 shares of dELiA*s common stock from dELiA*s, which we have treated as treasury stock in consolidation. As a result of the offering, we recognized a gain of approximately $70 million before taxes ($41 million after taxes). On September 1, 1999, iTurf acquired T@ponline.com, Inc. in exchange for 1,586,996 newly issued shares of iTurf Class A common stock. As of October 30, 1999, we owned approximately 66% of the value and 92% of the vote of iTurf. The outside ownership of iTurf is reflected as minority interest in the accompanying financial statements.

     dELiA*s maintains its corporate and Internet headquarters and a telemarketing and customer service group in New York, New York, additional telemarketing and corporate facilities in Durham, North Carolina and a fulfillment facility for processing merchandise in Hanover, Pennsylvania. The Storybook Heirlooms business is based in the San Francisco, California area.

     RISKS. Growth in our revenue base and further penetration of our target market may negatively affect our levels of percentage annual growth in net sales and operating income. In addition, when we increase the number of catalogs we mail, we observe that new customers respond at lower rates than our existing customers have historically responded. We have also observed that when customers receive multiple editions of catalogs within the same fiscal quarter, aggregate response rates decline. Increases in the cost of materials, printing, paper, postage, shipping and labor also adversely affect the profitability of our catalog business.

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

     We believe that the continued growth of our Internet segment will depend in large part on our ability to increase awareness of our brand names, to provide our customers with superior Internet community and e-commerce experiences and to continue to enhance our systems and technology to support increased traffic to our Web sites. Accordingly, we intend to maintain a high level of marketing and promotional expenditures and to invest heavily to develop our Web sites, technology and operating infrastructure. Slower revenue growth than we anticipate or operating expenses that exceed our expectations could have a material adverse effect on our business.



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

- $700,000 for the elimination of jobs at the Screeem! corporate office and the store locations to be closed, resulting in employee severance costs; and

- $500,000 for the liquidation of inventory carried at stores to be converted or closed (reflected in cost of sales).

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

     During the second and third quarters, we have not made any significant changes in our estimate of the above restructuring charge, nor have we yet incurred any of the estimated store shut-down/ conversion or job elimination expenses. We expect such costs to be incurred primarily in the fourth quarter of fiscal 1999 and first quarter of fiscal 2000. As our plans progress, we anticipate that we may need to record higher than anticipated losses on inventory liquidation and other restructuring-related costs, as well as additional store operating losses during the transition period.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentage relationship of certain items from our statement of operations to net sales. Any trends reflected by the following table may not be indicative of future results.


                                                 THREE MONTHS    THIRTEEN WEEKS     NINE MONTHS    THIRTY-NINE WEEKS
                                                     ENDED            ENDED            ENDED           ENDED
                                               OCTOBER 31, 1998 OCTOBER 30, 1999 OCTOBER 31, 1998  OCTOBER 30, 1999
                                               ---------------- ---------------- ----------------  ----------------
Net sales                                           100.0%           100.0%           100.0%            100.0%
Cost of sales                                        49.0             53.6             48.7              56.2
                                                    -----            -----            -----             -----
Gross profit                                         51.0             46.4             51.3              43.8
Selling, general and administrative expenses         48.2             67.4             48.0              64.9
Restructuring charge                                  --               --               --               18.6
Gain on subsidiary initial public offering            --               --               --              (56.9)
Interest and other income, net                       (0.3)            (1.5)            (0.8)             (1.5)
Minority interest                                     --              (4.4)             --               (2.1)
                                                    ------           ------           ------            ------
Income (loss) before income taxes                     3.1            (15.1)             4.1              20.8
Provision (benefit) for income taxes                  1.3             (2.6)             1.5              10.4
                                                    -----            -----            -----             -----
Net income (loss)                                     1.8%           (12.5)%            2.6%             10.4%
                                                    -----            -----            -----             -----
                                                    -----            -----            -----             -----


COMPARISON OF THIRTEEN WEEKS ENDED OCTOBER 30, 1999 AND THREE MONTHS ENDED OCTOBER 31, 1998

     NET SALES. Net sales increased approximately $7.3 million, or 18%, to $48.1 million in the third quarter of fiscal 1999 from $40.8 million in the third quarter of fiscal 1998. Revenues were up in our retail segment as a result of the introduction of dELiA*s brand full-price stores and addition of TSI
Soccer stores, offset to some degree by the closure of several Screeem & Jean Country Stores. The increase is also partially due to increased Internet revenues, which include sales that have shifted from our catalogs. An increase in catalog revenues reflects sales from our Storybook Heirlooms catalog, which was launched in January 1999, offset by a decline in sales from other catalog titles primarily as a result of lower circulation and the migration of sales to our Internet sites.

     GROSS MARGIN. Gross margin decreased to 46.4% of net sales in the third quarter of fiscal 1999 from 51.0% in the third quarter of fiscal 1998. The decrease is primarily due to significant markdowns on merchandise sold through our Screeem! stores, a higher proportion of discounted internet and catalog sales, a lower-margin mix of TSI Soccer merchandise sales and lower pricing on selected catalog merchandise. We expect gross margins to continue to be affected by discounted Screeem! sales through the remainder of fiscal 1999.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased approximately $12.7 million to $32.4 million (or 67.4% of net sales) in the third quarter of fiscal 1999 from $19.7 million (or 48.2% of net sales) in the third quarter of fiscal 1998. Selling, general and administrative expenses increased primarily as a result of spending on Internet, retail and corporate infrastructure, marketing to support retail and Internet growth and additional expenses related to new catalog titles and the operation of more retail stores. We expect such expenditures to continue and selling, general and administrative expenses to remain high through the last fiscal quarter of 1999.



COMPARISON OF THIRTY-NINE WEEKS ENDED OCTOBER 30, 1999 AND NINE MONTHS ENDED OCTOBER 31, 1998

     NET SALES. Net sales increased approximately $24.8 million, or 25%, to $123.3 million in the first three quarters of fiscal 1999 from $98.5 million in the first three quarters of fiscal 1998. The increase in sales is primarily due to increased revenues from our retail segment as a result of our acquisition of the Screeem! and Jean Country business in July 1998, the introduction of dELiA*s brand full-price stores beginning in February 1999 and the opening of additional TSI Soccer stores, as well as from the growth of our Internet segment which includes sales that have shifted from our catalogs. Sales from our catalog segment increased only slightly as increases relating to our new Storybook Heirlooms catalog were offset by lower sales from our core catalog as a result of lower circulation, reduced response rates, lower fill rates and the migration of sales to our Internet sites.

     GROSS MARGIN. Gross margin excluding a $500,000 charge related to the first quarter 1999 Screeem! restructuring decreased to 44.2% of net sales in the first three quarters of fiscal 1999 from 51.3% in the first three quarters of fiscal 1998. The decrease is primarily due to significant markdowns on merchandise sold through our Screeem! stores, a higher proportion of discounted catalog sales, lower catalog pricing, and, in the first quarter of fiscal 1999, higher freight costs resulting from lean inventory levels. We expect gross margins to continue to be affected by discounted Screeem! sales through the remainder of fiscal 1999.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased approximately $32.8 million to $80.1 million (or 64.9% of net sales) in the first three quarters of fiscal 1999 from $47.3 million (or 48.0% of net sales) in the first three quarters of fiscal 1998. Selling, general and administrative expenses increased primarily as a result of spending on Internet, retail and corporate infrastructure, marketing to support retail and Internet growth and to improve the efficiency of our distribution processes, as well as additional catalog expenses related to the introduction of new catalogs and the operation of more retail stores. We expect such expenditures to continue and selling, general and administrative expenses to remain high throughout fiscal 1999.

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

SELECTED QUARTERLY RESULTS OF OPERATIONS

     The following table sets forth certain unaudited statement of operations data for the seven fiscal quarters ended October 30, 1999, as well as such data expressed as a percentage of total net sales for the periods indicated. This data has been derived from our unaudited financial statements that, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation of such information when read in conjunction with our annual audited financial statements and notes thereto.


                                                  FISCAL 1998                               FISCAL 1999
                                                                FISCAL QUARTER ENDED
                                   APR. 30,   JULY 31,    OCT. 31,    JAN. 31,     MAY 1,      JULY 31,  OCTOBER 30,
                                     1998      1998        1998        1999        1999         1999       1999
                                 --------    --------    --------    --------    --------    --------    --------
                                                                      (IN THOUSANDS)

Net sales ....................   $ 31,194    $ 26,451    $ 40,821    $ 59,898    $ 41,812    $ 33,375    $ 48,085
Cost of sales ................     14,223      13,712      19,979      30,454      23,023      20,450      25,776
                                 --------    --------    --------    --------    --------    --------    --------
Gross profit .................     16,971      12,739      20,842      29,444      18,789      12,925      22,309
Selling, general and
  administrative expenses ....     14,092      13,499      19,691      24,429      23,750      23,908      32,395
Restructuring charge .........       --          --          --          --        22,907        --          --
Gain on subsidiary initial
  public offering ............       --          --          --          --       (70,091)       --          --
Interest and other income, net       (341)       (300)       (126)       (195)       (140)     (1,027)       (703)
Minority interest ............       --          --          --          --             8        (493)     (2,125)
                                 --------    --------    --------    --------    --------    --------    --------
Income (loss) before income
  taxes ......................      3,220        (460)      1,277       5,210      42,355      (9,463)     (7,258)
Provision (benefit) for income
  taxes ......................      1,220        (317)        530       1,972      17,519      (3,399)     (1,257)
                                 --------    --------    --------    --------    --------    --------    --------
Net income (loss) ............   $  2,000    $   (143)   $    747    $  3,238    $ 24,836    $ (6,064)   $ (6,001)
                                 --------    --------    --------    --------    --------    --------    --------
                                 --------    --------    --------    --------    --------    --------    --------
Per share data:
Basic net income (loss) per
  share ......................   $   0.15    $  (0.01)   $   0.05    $   0.23    $   1.75    $  (0.42)   $  (0.42)
                                 --------    --------    --------    --------    --------    --------    --------
                                 --------    --------    --------    --------    --------    --------    --------
Shares used in the calculation
  of basic net income (loss)
  per share ..................     13,321      13,498      14,139      14,159      14,231      14,330      14,342
                                 --------    --------    --------    --------    --------    --------    --------
                                 --------    --------    --------    --------    --------    --------    --------
Diluted net income (loss) per
  share ......................   $   0.15    $  (0.01)   $   0.05    $   0.21    $   1.56    $  (0.42)   $  (0.42)
                                 --------    --------    --------    --------    --------    --------    --------
                                 --------    --------    --------    --------    --------    --------    --------
Shares used in calculation of
  diluted net income (loss)
  per share ..................     13,569      13,498      14,735      15,300      15,966      14,330      14,342
                                 --------    --------    --------    --------    --------    --------    --------
                                 --------    --------    --------    --------    --------    --------    --------

                                                                  PERCENTAGE OF TOTAL NET SALES

Net sales.....................      100.0%      100.0%    100.0%       100.0%       100.0%      100.0%      100.0%
Cost of sales.................       45.6        51.8      49.0         50.8         55.0        61.3        53.6
                                 --------    --------    --------    --------    --------    --------    --------
Gross profit..................       54.4        48.2      51.0         49.2         45.0        38.7        46.4
Selling, general, and
  administrative expenses.....       45.2        51.0      48.2         40.8         56.8        71.6        67.4
Restructuring charge..........        --          --        --           --          54.8         --          --
Gain on subsidiary initial
  public offering.............        --          --        --           --        (167.6)        --          --
Interest and other income, net       (1.1)       (1.1)     (0.3)        (0.3)        (0.3)       (3.1)       (1.5)
Minority interest.............        --          --        --           --           0.0        (1.5)       (4.4)
                                 --------    --------    --------    --------    --------    --------    --------
Income (loss) before income
  taxes.......................       10.3        (1.7)      3.1          8.7        101.3       (28.3)      (15.1)
Provision (benefit) for income
  taxes.......................        3.9        (1.2)      1.3          3.3         41.9       (10.2)       (2.6)

Net income (loss).............        6.4%       (0.5)%     1.8%         5.4%        59.4%      (18.1)%     (12.5)%
                                 --------    --------    --------    --------    --------    --------    --------
                                 --------    --------    --------    --------    --------    --------    --------



         dELiA*s is subject to seasonal fluctuations in our merchandise sales and results of operations. We expect our net sales generally to higher in the second half of each year than in the first half of the same fiscal year. In addition, our quarterly results may fluctuate as a result of numerous factors, including the timing, quantity and cost of catalog mailings, responses to those mailings, the timing of sale circulars and liquidations, sales performance in comparable stores year-over-year, our ability to open new stores, the timing of merchandise deliveries, market acceptance of merchandise (including new merchandise categories and products introduced), the mix of products sold, the hiring and training of additional personnel, the timing of inventory write downs, the integration of acquisitions, and other operating costs and factors beyond our control, such as general economic conditions and actions of competitors. Accordingly, the results of operations in any quarter will not necessarily be indicative of the results that may be achieved for a full fiscal year or any future quarter.



LIQUIDITY AND CAPITAL RESOURCES

     Cash used in operations in the first three quarters of fiscal 1999 and 1998 was $30.9 million and $18.5 million, respectively. The increase in cash used in operations primarily relates to operating losses and an increase in inventory levels in an effort to improve catalog fill rates and in anticipation of greater sales due to the growth of our retail segment.

     Investing activities used $73.2 million for the purchase of short-term investments and capital expenditures in the first three quarters of fiscal 1999. For the first three quarters of fiscal 1998, investing activities provided $17.5 million, which reflects proceeds from the maturity and sale of short-term investments in fiscal 1998. During the fourth quarter of fiscal 1999, we expect to make additional capital expenditures of approximately $2.0 million for expansion of our retail concepts and conversion of stores between our retail concepts as well as for investment in the infrastructure of iTurf and other information system projects. We expect to fund these capital expenditures through equipment leases, a mortgage loan secured by our distribution facility, our credit facility and cash from operations.

     In addition to capital expenditures, iTurf expects to spend significant amounts for marketing and other alliances. In May 1999, iTurf entered into a strategic alliance agreement with America Online, Inc. under which we are committed to cash payments of approximately $4.0 million in fiscal 1999 and $4.1 million in fiscal 2000. In August 1999, iTurf entered into a strategic marketing alliance with Microsoft Corporation under which we have agreed to pay Microsoft a total of at least $4.6 million over the one-year term of the agreement. In connection with the September 1999 Taponline transaction, iTurf has agreed to pay MarketSource $6.5 million over three years to promote our network of sites through MarketSource's offline marketing channels.

     Cash flows from financing activities in the first three quarters of fiscal 1999 were $115.1 million, primarily as a result of the initial public offering of iTurf common stock. In addition, during the third quarter we borrowed a total of $9 million under our credit facility with First Union National Bank. We did not engage in significant financing activities in the first three quarters of fiscal 1998.

     Our credit facility with First Union National Bank, which terminates on December 7, 2001, consists of a revolving line of credit permitting us to borrow up to $25 million and provides for the issuance of documentary and standby letters of credit up to $10 million. At our option, borrowings under this facility bear interest at First Union National Bank's prime rate or at LIBOR plus 200 basis points. Our ability to continue to borrow under the credit agreement is contingent on a number of conditions including our compliance with tangible net worth, fixed charge coverage ratio and debt to cash flow covenants. In addition, borrowings are limited to specified percentages of the value of our eligible inventory as determined under the credit agreement. As our inventory levels decrease due to sales, we will be required to repay a portion of the amount outstanding.

     In April 1999, we amended our credit agreement with First Union National Bank in connection with the iTurf initial public offering such that iTurf is no longer considered a borrower under such agreement.

Accordingly, First Union National Bank released its security interest in the assets of iTurf as well as its pledge, assignment and security interest in the shares of common stock of iTurf that we hold.

     On August 6, 1999, we purchased for $6.2 million an approximately 415,000 square foot distribution facility in Hanover, Pennsylvania, of which we were previously leasing approximately 360,000 square feet. We borrowed $5.3 million from Allfirst Bank in the form of a mortgage loan on the property to pay for $4.9 million of the purchase price and $400,000 of planned capital improvements. We are subject to certain covenants under the loan agreement, including a covenant to maintain a fixed charge coverage ratio. Interest on the loan is calculated using a variable LIBOR-based interest rate. On August 10, 1999 we entered into an interest-rate swap agreement with Allfirst Bank under which we effectively converted the mortgage to a fixed-rate loan with an interest rate of approximately 8.78%.



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

     STATE OF READINESS. All of our material operating software and our information technology and other systems, including telecommunications and warehouse systems, were developed by and are supported by third party vendors. Each of the third party vendors of our mission-critical operating software has provided a written warranty or assurance that such software will not be affected by the change in the century. We have modified certain of our mission-critical software provided by third party vendors, but we believe that such modifications will not affect the ability of such software to account for the change in the century. The majority of the third party vendors of our other material operating software and systems have also provided warranties or assurances that such software and systems are able to account for the change in the century.

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

     We began performing tests in the third quarter of fiscal 1999 of our material operating software and systems to verify the assurances given by third party vendors and ensure Year 2000 compliance. We have not yet begun to perform these tests on certain of our software and systems and we may not be able to test all of our material operating systems. Although we have not identified any material software or systems as requiring remediation or replacement, we cannot assure you that all of our material operating software and systems will be Year 2000 compliant.

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

     COSTS. To date, we have spent approximately $175,000 on Year 2000 compliance. We do not expect our total costs of addressing Year 2000 to exceed $200,000. We believe that we have sufficiently budgeted for technology investments, including Year 2000 compliance, and that our cash from operations, our equipment lease arrangements, the proceeds of the iTurf initial public offering and our credit facility, as necessary, will fund such investments. However, given our dependence on third-party software and system vendors and service providers, including our customers' vendors, there can be no assurance to that effect.

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
     In June 1999, two separate purported securities class action lawsuits were filed against us and certain of our officers and directors and one former officer of a subsidiary. The complaints in these lawsuits purport to be class actions on behalf of the purchasers of our securities during the periods May 21, 1998 through June 17, 1998 and January 20, 1998 through September 10, 1998. The complaints generally allege that the defendants violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder by making material misstatements and by failing to disclose certain allegedly material information regarding trends in our business. The complaints also allege that the individual defendants are liable for those violations under Section 20(a) of the Securities Exchange Act. The complaints seek unspecified damages, attorneys' and experts' fees and costs, and such other relief as the court deems proper. The complaints were filed in Federal District Court for the Southern District of New York by Allain Roy on June 1, 1999 and by Lorraine Padgett on June 3, 1999. On August 3, 1999, the plaintiffs in both suits filed a motion to consolidate the suits. No decision has been rendered on this motion.

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


(b)      We filed the following reports on Form 8-K during the fiscal quarter:

                      (i) current report on Form 8-K, dated August 12, 1999, reporting Item 5. This report contained information iTurf's agreement to acquire T@ponline.com, Inc.

                      (ii) current report on Form 8-K, dated September 7, 1998,
                           reporting Item 5 and Item 7 Exhibits. This report contained information about iTurf's acquisition T@ponline.com, Inc.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         dELiA*s Inc.
                                         (Registrant)
Date: December 14, 1999

                                         By: /s/  Stephen I. Kahn
                                            -----------------------------------
                                                  Stephen I. Kahn
                                                  Chairman of the Board and
                                                  Chief Executive Officer


                                         By: /s/  Evan Guillemin
                                            -----------------------------------
                                                  Evan Guillemin
                                                  President, Chief Financial
                                                  Officer and Treasurer
                                                  (principal financial and
                                                  accounting officer)

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

10.23 Construction Loan Agreement dated August 6, 1999, among dELiA*s Distribution Company, dELiA*s Inc. and Allfirst Bank (incorporated by reference to Exhibit 10.23 to the dELiA*s Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 1999)

10.24 Mortgage Note dated August 6, 1999 made by dELiA*s Distribution Company in favor of Allfirst Bank (incorporated by reference to Exhibit 10.24 to the dELiA*s Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 1999)

10.25 Online Advertising Authorized Reseller Agreement between iTurf, Taponline and MarketSource Corporation, dated September 1, 1999 (incorporated by reference to Exhibit 99.1 of iTurf's Current Report on Form 8-K dated September 7, 1999)

10.26 Offline Advertising Purchase Agreement between iTurf and MarketSource Corporation, dated September 1, 1999 (incorporated by reference to
         Exhibit 99.2 of iTurf's Current Report on Form 8-K dated September 7,
         1999)

10.27 Registration Rights Agreement between iTurf and Marketsource Corporation (incorporated by reference to Exhibit 10.19 to the iTurf Inc. Registration Statement on Form S-1 (Registration No. 333-90435)

10.28* Amendment No. 2 to Employment Agreement between dELiA*s Inc. and Christopher C. Edgar, dated October 18, 1998

10.29* Amendment No. 2 to Employment Agreement between dELiA*s Inc. and Evan Guillemin, dated October 18, 1998

10.30* Employment Agreement dated August 1998 between Storybook Inc. (a wholly-owned subsidiary of dELiA*s Inc.) and Estelle DeMuesy

27.1*    Financial Data Schedule

---------------------------
*   Filed herewith
** Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the SEC.