Form 10-K405
period 2000-01-29
DELIAS INC
filed 2000-04-28
CIK 1026114

      FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON APRIL 28, 2000

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 -------------

                                    FORM 10-K

[X]                              ANNUAL REPORT

                                 -------------

                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [No fee Required]

                   FOR THE FISCAL YEAR ENDED JANUARY 29, 2000

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     The aggregate market value of common stock held by non-affiliates of the registrant as of April 3, 2000 was $40,666,007.

     The number of shares outstanding of the registrant's common stock as of April 3, 2000 was 15,085,011.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement pursuant to Regulation 14A, which statement will be filed not later than 120 days after the end of the fiscal year covered by this Report, are incorporated by reference in Part III hereof.

                                 -------------

================================================================================

         STATEMENTS CONTAINED IN THIS DOCUMENT, INCLUDING, WITHOUT LIMITATION, INFORMATION APPEARING UNDER "PART I--ITEM 1--BUSINESS" AND "PART II--ITEM 7--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" MAY BE FORWARD-LOOKING STATEMENTS (WITHIN THE MEANING OF SECTION 27A OF THE AMENDED SECURITIES ACT OF 1933 AND SECTION 21E OF THE AMENDED SECURITIES EXCHANGE ACT OF 1934). WHEN USED IN THIS DOCUMENT, THE WORDS "BELIEVE," "PLAN," "INTEND," "EXPECT" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH APPLY ONLY AS OF THE DATE OF THIS REPORT. THESE STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CONTEMPLATED IN THE FORWARD-LOOKING STATEMENTS. SUCH RISKS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO, GENERAL ECONOMIC CONDITIONS; CHANGES IN CONSUMER SPENDING PATTERNS; THE CONDITION OF THE FINANCIAL MARKETS GENERALLY AND THE MARKET FOR OUR SECURITIES AND THOSE OF ITURF INC.; INCREASES IN THE COST OF MATERIALS, PRINTING, PAPER, POSTAGE, SHIPPING AND LABOR; TIMING AND QUANTITY OF CATALOG MAILINGS AND ELECTRONIC MAILINGS; CUSTOMER RESPONSE RATES; OPPORTUNITIES TO EXPAND AND THE ABILITY TO INCREASE COMPARABLE STORE SALES; CHANGES IN THE GROWTH RATE OF INTERNET USAGE AND ONLINE USER TRAFFIC LEVELS; LEVELS OF COMPETITION; DIFFICULTIES IN INTEGRATING ACQUISITIONS OF NEW BUSINESSES AND TECHNOLOGY; THE INTERPRETATION OF BY RELEVANT TAX AUTHORITIES OF CURRENT AND FUTURE TAX RULES AND REGULATIONS, INCLUDING RULES AND REGULATIONS GOVERNING CORPORATE REORGANIZATIONS; ABILITY TO LOCATE AND OBTAIN ACCEPTABLE STORE SITES AND LEASE TERMS OR RENEW EXISTING LEASES; ACCEPTANCE OF NEW RETAIL CONCEPTS; ADVERSE WEATHER CONDITIONS, CHANGES IN WEATHER PATTERNS AND OTHER FACTORS AFFECTING RETAIL STORES; AND OTHER FACTORS OUTSIDE OUR CONTROL. THESE FACTORS, AND OTHER FACTORS THAT APPEAR IN THIS REPORT, INCLUDING, WITHOUT LIMITATION, UNDER THE "ITEM 1--BUSINESS--RISK FACTORS," COULD AFFECT OUR ACTUAL RESULTS AND COULD CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN ANY FORWARD-LOOKING STATEMENTS MADE BY US OR ON OUR BEHALF. THIS REPORT INCLUDES MARKET DATA RELATED TO THE INDUSTRIES IN WHICH WE ARE INVOLVED. THIS DATA HAS BEEN DERIVED FROM STUDIES PUBLISHED BY MARKET RESEARCH FIRMS, TRADE ASSOCIATIONS AND OTHER ORGANIZATIONS. THESE ORGANIZATIONS SOMETIMES ASSUME EVENTS, TRENDS AND ACTIVITIES WILL OCCUR AND PROJECT INFORMATION BASED ON THOSE ASSUMPTIONS. IF ANY OF THEIR ASSUMPTIONS ARE WRONG, THEIR PROJECTIONS MAY ALSO BE WRONG. WE UNDERTAKE NO OBLIGATION TO PUBLICLY UPDATE ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE. YOU ARE ADVISED, HOWEVER, TO CONSULT ANY ADDITIONAL DISCLOSURES WE MAKE IN OUR REPORTS TO THE SEC ON FORMS 10-K, 10-Q AND 8-K.


         ANY REFERENCE IN THIS REPORT TO A PARTICULAR FISCAL YEAR AFTER 1998 IS TO THE YEAR ENDED ON THE SATURDAY CLOSEST TO JANUARY 31 FOLLOWING THE CORRESPONDING CALENDAR YEAR. FOR EXAMPLE, "FISCAL 1999" MEANS THE PERIOD FROM FEBRUARY 1, 1999 TO JANUARY 29, 2000. ANY REFERENCE IN THIS REPORT TO A PARTICULAR FISCAL YEAR BEFORE 1999 IS TO THE YEAR ENDED JANUARY 31 FOLLOWING THE CORRESPONDING CALENDAR YEAR. FOR EXAMPLE, "FISCAL 1998" MEANS THE PERIOD FROM FEBRUARY 1, 1998 TO JANUARY 31, 1999.


                                     PART I


ITEM 1. BUSINESS.

OVERVIEW

     We are a leading marketer of casual apparel, accessories, soccer merchandise and Internet content and community services to young men and women between the ages of 10 and 24, an age group known as "Generation Y."

     Through our dELiA*s catalog, Web site, full-priced stores and discount outlet stores, we are a leading marketer of casual apparel, related accessories, home furnishings and cosmetics to Generation Y girls and young women. Through our TSI SOCCER catalog, retail stores and Web site, we are a leading marketer of specialty soccer merchandise to Generation Y boys and girls. Our other catalogs with related Web sites include DROOG, an apparel and accessories title that targets Generation Y young men, and STORYBOOK HEIRLOOMS, which primarily targets girls ages 4 to 11 and their mothers with fashionable, upscale special occasion outfits, casual apparel and accessories. In addition, we targeted young men and women with our Screeem! and Jean Country retail stores, all of which will soon be converted to dELiA*s full-priced stores or closed.

         On April 14, 1999, we completed an initial public offering of 28% of the common stock of iTurf, our Generation Y Internet subsidiary. iTurf is a leading provider of Internet community, content and electronic commerce, or e-commerce, services focused primarily on teens and young adults, based on sales and traffic on our Web sites. The iTurf network of Web sites includes sites that offer interactive web/zines with proprietary content, chat rooms, posting boards, personal homepages and e-mail, as well as online shopping opportunities. The network is currently comprised of our the following community sites: gURL,OnTap, TheSpark and SparkNotes as well as the following commerce sites that offer a wide range of apparel, accessories, footwear, athletic gear and home furnishings: dELiAs.com, tsisoccer.com, discountdomain.com, droog.com, and StorybookHeirlooms.com. The net proceeds of the iTurf offering were $97.4 million of which iTurf used $17.7 million to purchase 551,046 shares of our common stock from us. Of the 12,500,000 shares of iTurf's Class B common stock that was held by dELiA*s following the initial public offering, we sold 1,075,000 shares during the fourth quarter of fiscal 1999. As a result of such sales and new issuances by iTurf, we owned 60% of the value of iTurf at January 29, 2000.

     The following table sets forth our principal product categories:


                                                            Percentage of Sales
Product Category                                                Fiscal 1999
----------------                                                -----------
Apparel.....................................................      71%
Footwear....................................................      14%
Soccer equipment, home furnishings and other................      15%

     MERCHANDISING AND MARKETING. Our dELia*s and DROOG catalogs, our dELiA*s, Screeem! and Jean Country retail stores and our related e-commerce Web sites offer carefully selected assortments of recognized and emerging brands of teen apparel and accessories, complemented by our own proprietary brands. We believe teens are very brand-conscious, particularly in their apparel choices, and rely on their favorite brands to help them project an image to their peers. We monitor leading teen magazines (including TEEN, SEVENTEEN and YM), television channels (such as MTV) and other trend-setting media to identify brands and styles that we believe are attracting the attention of the teen market. Our buyers regularly attend apparel shows and meet with vendors and, in some cases, the editorial staffs of teen magazines, to stay abreast of popular brands, fashions and styles.

     These catalogs, retail stores and Web sites feature a broad assortment of merchandise, ranging from basics, such as jeans, shorts and t-shirts to more fashion-oriented apparel and accessories, such as woven and knit junior dresses, swimwear, sunglasses, watches, costume jewelry and cosmetics to enable our customers to fulfill many of their fashion needs. dELia*s also offers home furnishings, light furniture and household articles to teen girls and young women. Merchandise is presented in a manner that reflects the specific style of the catalog, store or Web site. We present merchandise in coordinated groupings to encourage customers to create outfits, which we believe increases average purchase size and enhances sales.

     Our STORYBOOK HEIRLOOMS catalog and Web site market a carefully selected assortment of proprietary product including upscale girls' dresses, special occasion outfits, casual outfits, sportswear separates and related accessories. The catalog and site are targeted at girls age 4 to 11 and their parents and therefore represent strong feeders of customers for our dELia*s properties.

     Our TSI SOCCER catalog, retail stores and Web site offer a full range of soccer merchandise, including footwear, apparel and equipment, almost all of which consists of products from the leading suppliers of athletic footwear and apparel, as well as manufacturers of well-known specialty brands. We offer difficult-to-find sizes, men's, women's and children's styles, and special team colors and product color combinations. We occasionally offer exclusive products, designs or color combinations from leading suppliers. As we have grown, we have been able to provide a greater breadth and depth of new products. We believe that few other marketers currently offer as complete a line of soccer footwear, apparel and equipment covering the depth of products we offer.

     CATALOG PUBLISHING. In fiscal 1999, combined catalog circulation was 72 million. We publish distinctive catalogs that include detailed product descriptions and specifications, full color photographs and pricing information. Our catalogs are designed to create a unique and entertaining shopping experience and to offer customers more than the typical apparel catalog by combining the feel and editorial flair of a magazine with the convenience of direct mail shopping.

     We mail our catalogs to persons listed in our proprietary database, as well as to persons from rented lists. We believe we can leverage our proprietary database to develop additional targeted mailings to specific customer segments, and may expand our strategy of more frequent mailings of supplemental catalogs to repeat customers.

     INTERNET SALES. We have experienced significant migrations of our catalog and retail customers to iTurf's Web sites which has had, and is expected to continue to have, a material adverse effect on our financial position and results of operations. Through certain intercompany agreements with iTurf, dELiA*s Inc. has given iTurf exclusive licenses to sell our products through the Web. Due to promotional pricing at iTurf and similar factors, we may make a lower gross margin on these sales than if the sales had been made directly to our catalog and retail customers. In addition, we do not get the full benefit of the sale as we only own 60% of iTurf as of January 29, 2000. Cash provided by Web sales is restricted to use by iTurf and is not available for use in our other businesses.

     RETAIL STORES. The following table summarizes our retail stores as of January 29, 2000.


CONCEPT               STORES      SIZE RANGE      AVERAGE SIZE    LOCATIONS
-------               ------      ----------      ------------    ---------
                                         (square feet)
TSI Soccer              24      2,100 - 4,600         3,400       California, Delaware, Georgia, Maryland,
                                                                  New Jersey, New York, North Carolina,
                                                                  Pennsylvania, Virginia

dELiA*s                 17      2,900 - 5,100         3,900       Connecticut, Illinois, Maryland,
                                                                  Massachusetts, New Jersey, New York,
                                                                  Pennsylvania, Rhode Island

Screeem!/               19      2,100 - 6,500         4,000       Massachusetts, New Jersey, New York,
Jean Country



                                                                  Pennsylvania

dELiA*s outlet          4       2,800 - 4,000         3,300       New Jersey, New York, Pennsylvania

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

     PROPRIETARY DATABASE DEVELOPMENT. We have historically developed our proprietary customer database primarily through referrals, word-of-mouth, returns of catalog request cards, on-line program membership and targeted classified advertising in selected magazines, including, for the dELia*s catalog, SEVENTEEN and YM. During fiscal 1999, approximately 1.6 million new names were added to our database through such channels. As of January 29, 2000, our proprietary database included approximately 12 million names, 7 million of which were customers. Our database contains a person's name, gender, residence, age, family status and historical transaction data (including, among other things, referral source, history of orders, payment method, average order size and product purchase information). Whenever possible, we also gather additional demographic data including e-mail addresses.

     TELESERVICES AND ORDER ENTRY. We provide our catalog and Internet customers with 24-hour, seven-day-a-week, toll-free telephone access. Teleservice representatives process orders directly into our management information system. These representatives are versed in product sizes, colors and features and are trained to cross-sell accessories and related products and provide information about promotional items.

     We believe our customers are particularly sensitive to the way merchants and salespeople communicate with them. We strive to hire energetic, service-oriented teleservice representatives who can understand and relate to our customers.

     We currently have over 400 in-house phone stations between our three call center facilities. Our approximately 500 (as of January 29, 2000) full- and part-time teleservice representatives have the capacity to handle nearly 5,000 calls per hour. We also use an outside teleservices provider for overflow calls. We process telephone orders in an average of under five minutes, depending upon the nature of the order and whether the customer is a first-time or repeat customer.

     CUSTOMER SERVICE AND RETURNS. We maintain separate catalog and Internet customer service departments. Customer service inquiries are principally concerned with order and refund status. Customer service representatives are carefully screened, specially trained and often promoted from within based on level of product knowledge, service ability and order accuracy. Return experience is closely monitored to identify trends in product offerings, product defects and quality issues.

     DISTRIBUTION AND FULFILLMENT. Except for our Storybook Heirlooms products, which are shipped from a separate warehouse in Foster City, our customer orders and retail stock shipments are processed through our warehouse and fulfillment center in Hanover, Pennsylvania. From this center, we have the capacity to ship 35,000 packages per day. We use an integrated picking, packing and shipping system with a live connection to our order entry and retail systems. The system monitors the in-stock status of each item ordered, processes the order and generates warehouse selection tickets and packing slips for order fulfillment operations and retail stocking.

     We have excess inventory in varying degrees over the course of the year. We mail sales catalogs, run promotional sales of excess items and sell excess inventory through our outlet stores and discount Web site. We have also used third-party liquidators, event sales and charitable donations to dispose of excess inventory and may consider other liquidation options in the future.

     A majority of our catalog orders are shipped within 48 hours of credit approval. In cases in which the order is placed using another person's credit card and it exceeds a specified threshold, the order is shipped only after we have received confirmation from the cardholder. Customers generally receive orders within three to five business days after shipping. Our shipments are generally made through United Parcel Service or the United States Postal Service although we are currently evaluating other distribution alternatives that might provide the same level of customer satisfaction in a more cost-efficient manner.


INTELLECTUAL PROPERTY

     We have registered the dELiA*s name, stylized logo and daisy symbol ("*"), among other trademarks, with the U.S. Patent and Trademark Office. We also own the Storybook Heirlooms name and logo. We use the TSI name under a royalty-free license from a third party. Applications for registration of our other trademarks, including Droog, Discount Domain, OnTap, dotdotdash, gURL and TheSpark are currently pending or have been accepted in the United States, Japan and other international territories. We also use the trademarks, tradenames, logos and endorsements of our suppliers with their permission. While we do from time to time receive notices of alleged infringement of other people's intellectual property rights, we are not aware of any pending material conflicts concerning our marks or our use of others' intellectual property rights.


COMPETITION

     The apparel, accessories and soccer specialty merchandise industries, as well as the online content and community industries, are highly competitive and we expect competition in these markets to increase. We compete with traditional department-store retailers, as well as specialty apparel, accessory, soccer and general athletic merchandise retailers, for teen and young-adult customers. We also compete with other direct marketers and other Internet companies, some of which may specifically target our customers. Many of our competitors are larger than us and have substantially greater financial, distribution and marketing resources. Increased competition could result in pricing pressures, increased marketing expenditures and loss of market share. We believe our success will depend, in part, on our ability to adapt to new technologies and to respond to competitors' actions in these areas.


EMPLOYEES

     As of January 29, 2000, we had approximately 2,447 employees. None of our employees are represented by a collective bargaining unit. We consider our relations with our employees to be good.


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

     HISTORICAL RESULTS MAY NOT BE INDICATIVE OF FUTURE RESULTS DUE TO SEASONAL, CYCLICAL AND QUARTERLY FLUCTUATIONS. We experience seasonal fluctuations in our revenues and results of operations. In addition, due to the cyclical nature of our business and our sensitivity to consumer spending patterns, purchases of apparel and accessories tend to decline during recessionary periods and may decline at other times. Our quarterly results may fluctuate as a result of numerous factors, including
     -   general economic conditions;
     -   changes in consumer spending patterns;
     - increases in the cost of materials, printing, paper, postage, shipping and labor;
     - the timing, quantity and cost of catalog and online mailings and response rates to those mailings;
     - market acceptance of our merchandise (including new merchandise categories or products introduced) and online content and community offerings;
     - opportunities to expand, including the ability to locate and obtain acceptable store sites and lease terms or renew existing leases, and the ability to increase comparable store sales;
     -   levels of competition;
     -   the timing of merchandise deliveries;
     -   difficulties in integrating acquisitions;
     - adverse weather conditions, changes in weather patterns and other factors affecting retail stores; and
     -   other factors outside our control.

     OUR GROWTH STRATEGY MAY PRESENT OPERATIONAL, MANAGEMENT AND INVENTORY CHALLENGES. Our historical growth has placed significant demands on our management and other administrative, operational and financial resources. We intend to continue to pursue a growth-oriented strategy for the foreseeable future and our future operating results will largely depend on our ability to open and operate new retail stores, appropriately expand our Internet business and to manage a larger business. Managing our growth will require us to continue to implement and improve our operations and financial and management information systems and to continue to expand, motivate and effectively manage our workforce. Operation of new retail concepts and a greater number of new stores as well as expansion into new retail markets and online expansion may present competitive and merchandising challenges that are different from those we currently encounter in our existing businesses. Continued expansion will also require additional capital for investment in infrastructure. There can be no assurance that we will be able to obtain financing on acceptable terms. In addition, expansion of our retail and Internet concepts within our existing markets may adversely affect the individual financial performance of existing stores or our consolidated results. New stores may not achieve sales and profitability levels consistent with existing stores. Investments in infrastructure for our catalog, retail and Internet businesses will increase our operating expenses, which could have a material adverse effect on the results of our business if anticipated sales do not materialize. Furthermore, as our sales increase, we anticipate maintaining higher inventory levels.
This anticipated increase in inventory levels will expose us to greater risk of excess inventories and inventory obsolescence, which could have a material adverse effect on our business. If we are unable to grow our business as planned, we may will not be able to leverage the fixed costs we incur in connection with the infrastructure we have put in place.

     WE MAY FAIL TO ANTICIPATE AND RESPOND TO FASHION TRENDS. Our failure to successfully anticipate, identify or react to changes in styles, trends or brand preferences of our customers may result in lower revenue from reduced sales and promotional pricing. Our success depends, in part, on our ability to anticipate the frequently-changing fashion and online community and content tastes of our customers and to offer merchandise and services that appeals to their preferences on a timely and affordable basis. If we misjudge our offerings, our image with our customers would be materially adversely affected. Poor customer reaction to our products and services or our failure to effectively source these products would materially affect our business.

     WE MAY EXPERIENCE DECLINES IN PROFITABILITY DUE TO MIGRATION OF SALES FROM OUR CATALOG AND RETAIL CHANNEL TO OUR INTERNET BUSINESS. We have experienced significant migrations of our catalog and retail customers to iTurf's Web sites which has had, and is expected to continue to have, a material adverse effect on our financial position and results of operations. Through certain intercompany agreements with iTurf, dELiA*s Inc. has given iTurf exclusive licenses to sell our products through the Web. Due to promotional pricing at iTurf and similar factors, we may make a lower gross margin on these sales than if the sales had been made directly to our catalog and retail customers. In addition, we do not get the full benefit of the sale as we only own 60% of iTurf as of January 29, 2000. Cash provided by Web sales is restricted to use by iTurf and is not available for use in our other businesses.

     WE MAY NOT BE ABLE TO ATTRACT NEW BUYERS TO REPLENISH OUR CUSTOMER BASE. Our customers are primarily teens and young adults. As these individuals age beyond their teens, they may no longer purchase products and use online offerings aimed at younger individuals. Accordingly, we must constantly update our marketing efforts to target new, prospective teen and young adult customers. Failure to do so would have a material adverse effect on our business.

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

     Comparable store sales results may fluctuate. A variety of factors affect our comparable store sales, including among others, fashion trends, the general retail sales environment, our ability to efficiently source and distribute products, changes in our merchandise mix and our ability to execute our business strategy efficiently. Comparable store sales may fluctuate significantly, which would adversely affect our business.

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

     Acquisitions involve a number of special risks, including the diversion of management's attention to the integration of operations and the assimilation and retention of the personnel of acquired companies and potential adverse short-term effects on our operating results. In addition, we may require additional debt or equity financing for future acquisitions, which may not be available on favorable terms, or at all. Our inability to successfully finance, complete and integrate acquisitions in a timely manner would have a material adverse effect on our business.

     WE RELY ON THIRD PARTY SHIPPERS. We rely on third party shippers (including the United States Postal Service, United Parcel Service and FedEx) to ship merchandise to our customers and retail stores. Strikes or other service interruptions affecting our shippers would have a material adverse effect on our ability to deliver merchandise on a timely basis.

     WE DEPEND ON KEY VENDORS. Our business depends, in part, on our ability to purchase current-season brand-name apparel, accessories and soccer merchandise at competitive prices, in sufficient quantities and of acceptable quality. While no vendor accounted for more than 6% of our consolidated fiscal 1999 sales, two vendors accounted for approximately 61% of sales of our soccer business in fiscal 1999. One of those vendors, adidas, accounted for approximately 6% of our consolidated sales in fiscal 1999. We do not have a long-term contract with adidas or any other supplier. In addition, many of our smaller vendors have limited resources, production capacities and operating histories. The failure of key vendors to expand with us, the loss of one or more key vendors including adidas, a material change in our current purchase terms or a limitation on our ability to procure products would have a material adverse effect on our business.

     WE MAY FAIL TO RETAIN AND INTEGRATE OUR KEY PERSONNEL TO OPERATE OUR BUSINESS, AND WE MAY BE UNABLE TO HIRE AND RETAIN QUALIFIED PERSONNEL AS OUR BUSINESS GROWS. Our success depends upon the continued service of our key technical, sales and senior management personnel. Loss of the services of Stephen I. Kahn, Chairman of our board of directors and Chief Executive Officer, Christopher C. Edgar, Vice Chairman and Chief Operating Officer, and Evan Guillemin, President, or other key employees would have a material adverse effect on our business.

     Our success also depends on our ability to continue to attract, retain and motivate skilled employees. We may be unable to retain our key employees or attract, assimilate or retain other qualified employees in the future. Our business will be materially adversely affected if we fail to attract and retain key employees.

     OUR INDUSTRIES ARE HIGHLY COMPETITIVE. The apparel, accessories and soccer specialty merchandise and Internet content and community industries are highly competitive, and we expect competition in these markets to increase. We compete with traditional department-store retailers, as well as specialty apparel, accessory, soccer and general athletic merchandise retailers, for teen and young adult customers. We also compete with other direct marketers and Internet companies, some of which may specifically target our customers. Many of our competitors are larger than us and have substantially greater financial, distribution and marketing resources.

     There are few barriers to entry in the teen apparel and accessories market, in the soccer specialty market and in the online content and community market. We believe that our success in the teen market has attracted other catalog and Internet direct marketers, store-based retailers and apparel manufacturers to this market. We could also face competition from manufacturers of apparel and accessories (including our current vendors) who could market their products directly to retail customers or make their products more readily available in competitor catalogs, Web sites and retail stores. In addition, competitors could enter into exclusive distribution arrangements with our vendors and deny us access to their products. Increased competition could result in pricing pressures, increased marketing expenditures and loss of market share, and would have a material adverse effect on our business.

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

     WE MAY BECOME SUBJECT TO CURRENCY, POLITICAL, TAX AND OTHER UNCERTAINTIES AS WE EXPAND INTERNATIONALLY. We distribute our dELiA*s and STORYBOOK HEIRLOOMS catalogs in Japan and Canada and plan to explore distribution opportunities in other international markets. Our international business is subject to a number of risks of doing business abroad, including:
     -   fluctuations in currency exchange rates;
     -   the impact of recessions in economies outside the United States;
     -   regulatory and political changes in foreign markets;
     -   reduced protection for intellectual property rights in some countries;
     - potential limits on the use of some of our vendors' trademarks outside the United States;
     - exposure to potentially adverse tax consequences or import/ export quotas;
     -   opening and managing distribution centers abroad;
     - inconsistent quality of merchandise and disruptions or delays in shipping; and
     -   difficulties in developing customer lists and marketing channels.

     In addition, some of our vendors procure products from outside the United States and we purchase merchandise for our dELiA*s-branded apparel directly from non-U.S. manufacturers. Furthermore, expansion into new international markets may present competitive and merchandising challenges different from those we currently face. We cannot assure you that we will expand internationally or that any such expansion will result in profitable operations.

     WE DEPEND ON INTELLECTUAL PROPERTY. The actions we take to establish and protect our trademarks and other proprietary rights may not prevent imitation of our products and services or infringement of our intellectual property rights by others. In addition, others may resist or seek to block our product sales or service offerings by claiming violation of their trademark and proprietary rights.

     WE MAY BE REQUIRED TO COLLECT SALES TAX. At present, we do not collect sales or other similar taxes in respect of direct shipments of goods to consumers into most states. However, various states have sought to impose state sales tax collection obligations on out-of-state direct mail companies. A successful assertion by one or more states that we should have collected or be collecting sales taxes on the direct sale of products would have a material adverse effect on our business.

     OUR PRINCIPAL STOCKHOLDER MAY EXERT CONTROL OVER OUR BUSINESS. As of April 1, 2000, Stephen I. Kahn, our Chairman and Chief Executive Officer, beneficially owned approximately 40% of the outstanding shares of our common stock, including shares he owns directly and additional shares covered by a stockholders agreement among some of our existing stockholders. Therefore, Mr. Kahn can control the election of our directors and the outcome of all issues submitted to a vote of our stockholders. The foregoing, together with provisions in our certificate of incorporation, may make it more difficult for a third party to acquire, and may discourage acquisition bids for, dELiA*s and could limit the price that investors might be willing to pay for shares of our common stock. In addition, a majority of stockholders may take any action in writing without a meeting according to Delaware law and our bylaws, which may allow Mr. Kahn to direct corporate action without advance notice to other stockholders.

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

     OUR STOCK PRICE HAS BEEN PARTICULARLY VOLATILE. Our stock price has fluctuated substantially since our initial public offering in December 1996. We believe factors such as reaction to our Internet business activity, actions of competitors and quarterly variations in operating results, as well as changes in market conditions, analysts' estimates and the stock market may cause the market price of our common stock to fluctuate significantly. Further, the stock market has historically experienced volatility that sometimes has been unrelated to a company's operating performance.

ITEM 2.  PROPERTIES

     The following table sets forth information regarding our principal facilities, excluding retail stores. Except for the building in Hanover, PA, which was purchased during fiscal 1999, all such facilities are currently leased.


         LOCATION                                    USE                         APPR. SQ.          LEASE
         --------                                    ---                         ---------          -----
                                                                                  FOOTAGE      EXPIRATION DATE
                                                                                  -------      ---------------
New York, NY                 Corporate offices                                     45,000           2007
New York, NY                 iTurf offices                                         20,000           2000
Long Island City, NY         Call center                                           25,000           2010
Hanover, PA                  Warehouse, fulfillment and distribution center       400,000            -
Durham, NC                   Corporate offices and call center                     65,000           2007
Foster City, CA              Corporate offices and call center                     20,000           2001
Hayward, CA                  Warehouse, fulfillment and distribution center        33,000           2000

     iITurf currently leases approximately 20,000 square feet of office space located at One Battery Park Plaza, New York, New York 10004. While the current space is leased on a month-to-month basis, iTurf recently entered into a 10-year lease for approximately 25,000 square feet of office space at the same address.

     We are currently evaluating our options regarding the pending expiration of our lease of the Storybook Heirlooms warehouse, fulfillment and distribution center in Hayward, California. We are considering the costs and benefits of moving the operations performed there to our Hanover, Pennsylvania facility.

     We believe our facilities are well maintained and in good operating condition.


ITEM 3.  LEGAL PROCEEDINGS.

     In 1999, two separate purported securities class action lawsuits were filed against us and certain of our officers and directors and one former officer of a subsidiary. The original complaints were filed in Federal District Court for the Southern District of New York by Allain Roy on June 1, 1999 and by Lorraine Padgett on June 3, 1999. The suits were consolidated into a single class action and an amended and consolidated complaint was filed on March 22, 2000. The complaintin this lawsuit purports to be a class action on behalf of the purchasers of our securities during the period January 20, 1998 through September 10, 1998. The complaint generally alleges that the defendants violated
Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder by making material misstatements and by failing to disclose certain allegedly material information regarding trends in our business. The complaint also alleges that the individual defendants are liable for those violations under
Section 20(a) of the Securities Exchange Act. The complaint seeks unspecified damages, attorneys' and experts' fees and costs, and such other relief as the court deems proper. On April 14, 2000, dELiA*s Inc. and the other named defendants filed a motion to dismiss the lawsuit. Since that date, we are not aware of any changes in the status of the lawsuit.

     We intend to vigorously defend against these actions. Based upon information presently known to management, we do not believe that the ultimate resolution of these lawsuits will have a material adverse effect on our financial condition, results of operations or cash flow.

     In connection with our acquisition of the Hanover, PA distribution facility, we hired an environmental consultant to perform an assessment of the facility. As a result of that assessment, the seller of the property performed certain soil remediation and created a groundwater remediation plan, each relating to the presence of underground fuel oil, waste oil and gasoline tanks located on the property and subsequently removed by the seller. The Pennsylvania Department of Environmental Protection has released the seller from liability with respect to soil contamination and has approved the ground water remediation plan. The seller has set funds aside in escrow to cover up to $250,000 in ground water remediation costs. We do not believe that the environmental conditions at the facility will have a material adverse effect on our consolidated financial condition, results of operations or cash flows.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 1999.

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


                                                                                     HIGH          LOW
                                                                                     ----          ---
FISCAL YEAR ENDED JANUARY 31, 1999
         1st Quarter..............................................................   $30.188       $22.125
         2nd Quarter..............................................................    28.000        14.500
         3rd Quarter..............................................................    19.000         4.125
         4th Quarter..............................................................    22.938         7.500
FISCAL YEAR ENDED JANUARY 29, 2000
         1st Quarter..............................................................   $40.000       $16.000
         2nd Quarter..............................................................    21.938         9.500
         3rd Quarter..............................................................    10.125         5.500
         4th Quarter..............................................................    13.250         6.000

     On April 3, 2000, there were 168 holders of record of our common stock and approximately 6,800 beneficial owners of our common stock.


DIVIDEND INFORMATION

     Since our initial public offering in December 1996, we have neither declared nor paid any cash dividends on our common stock. We currently intend to retain our earnings for future growth and, therefore, do not anticipate paying any cash dividends in the foreseeable future. Our First Union credit facility prohibits us from paying dividends. We expect that our new credit facility will have a similar restriction.


SALES OF UNREGISTERED SECURITIES IN THE FOURTH QUARTER OF FISCAL 1999

     On December 17, 1999, we issued 5,000 shares of our common stock to the three New York State residents who were shareholders of gURL, Interactive Inc. as partial payment for all of the outstanding capital stock of that entity. The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 6.  SELECTED FINANCIAL DATA.

     The selected financial data set forth below have been derived from our consolidated financial statements, which have been prepared according to generally accepted accounting principles. The following selected data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto appearing elsewhere in this report. All financial and operating data have been restated to give effect to our 1996 conversion from a limited liability company to a C corporation in connection with our initial public offering and our December 1997 acquisition of TSI Soccer Corporation. Pro forma net income is computed for the year ended January 31, 1997 and all prior periods to reflect the effect of pro forma tax provisions related to our 1996 conversion to a C corporation.

                                                   FISCAL 1995     FISCAL 1996     FISCAL 1997     FISCAL 1998     FISCAL 1999
                                                             (IN THOUSANDS, EXCEPT PER SHARE AND RETAIL STORE DATA)
INCOME STATEMENT DATA:
   Net sales ................................      $  23,391       $  54,224       $ 113,049       $ 158,364       $ 190,772
   Cost of sales ............................         13,652          28,291          57,811          78,368         108,148
                                                   ---------       ---------       ---------       ---------       ---------
   Gross profit .............................          9,739          25,933          55,238          79,996          82,624
   Selling, general and administrative
     expenses ...............................          9,720          22,194          47,943          71,711         124,339
   Merger related costs .....................             --              --           1,614              --              --
   Restructuring charge .....................             --              --              --              --          23,668
   Gain on subsidiary IPO and sale of
     subsidiary stock .......................             --              --              --              --         (78,117)
   Minority interest ........................             --              --              --              --          (4,865)
   Other expense (income), net ..............             56            (103)         (1,201)           (962)         (2,429)
                                                   ---------       ---------       ---------       ---------       ---------
   Income (loss) before income taxes ........            (37)          3,842           6,882           9,247          20,028
   Provision (benefit) for income taxes .....             (5)           (351)          2,456           3,405           9,070
                                                   ---------       ---------       ---------       ---------       ---------
   Net income (loss) ........................      $     (32)      $   4,193       $   4,426       $   5,842       $  10,958
                                                   =========       =========       =========       =========       =========
   Basic net income (loss) per share ........      $   (0.00)      $    0.40       $    0.34       $    0.42       $    0.77
                                                   =========       =========       =========       =========       =========
   Diluted net income (loss) per share ......      $   (0.00)      $    0.40       $    0.34       $    0.41       $    0.71
                                                   =========       =========       =========       =========       =========
   Pro forma net income (loss) ..............            (22)      $   2,257
                                                   =========       =========
   Pro forma basic and diluted net
     income (loss) per share ................      $   (0.00)      $    0.22
                                                   =========       =========
   Shares used in the calculation of
     basic net income (loss) per share ......         10,263          10,477          12,941          13,779          14,315
                                                   =========       =========       =========       =========       =========
   Shares used in the calculation of
     diluted net income (loss) per share ....         10,263          10,499          13,083          14,318          15,380
                                                   =========       =========       =========       =========       =========
BALANCE SHEET DATA AT END OF FISCAL
     YEAR:
   Cash and cash equivalents ................            726          21,717           4,485          10,981          24,985
   Working capital ..........................            349          19,099          37,959          25,480          83,952
   Total assets .............................          4,381          32,660          64,572          82,144         184,040
   Total stockholders' equity ...............            916          21,024          44,144          63,607          82,921
SELECTED OPERATING DATA:
   Number of catalogs distributed ...........          5,400          13,050          39,850          61,320          71,810
   House names (1) ..........................            690           1,870           4,190          10,670          12,300
   Direct Mail Buyers (2) ...................            270             640           1,310           6,070           6,750
   Retail stores at end of fiscal year ......              2              10              14              43              64

(1) House names represent the number of customers who have made at least one purchase or have requested a catalog determined at the end of the applicable fiscal period. The numbers presented include names purchased from Fulcrum, but are net of duplicate names based on management estimates.

(2) Buyers represent the number of customers who have made at least one purchase determined at the end of the applicable fiscal period. The numbers presented include names purchased from Fulcrum, but are net of duplicate names based on management estimates.

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

OVERVIEW

     Through our catalogs, retail stores and Web sites, we are a leading marketer of casual apparel, accessories, soccer merchandise and Internet content and community services to young men and women between the ages of 10 and 24, an age group known as "Generation Y."

     Through our dELiA*s catalog, Web site, full-priced stores and discount outlet stores, we are a leading marketer of casual apparel, related accessories, home furnishings and cosmetics to Generation Y girls and young women. Our new full-priced dELiA*s retail concept was launched with our first premiere store opening in February 2000 and expanded to 17 stores by January 29, 2000. Through our TSI SOCCER catalog, retail stores and Web site, we are a leading marketer of specialty soccer merchandise to Generation Y boys and girls. Our other catalogs with related Web sites include DROOG, an apparel and accessories title that targets Generation Y young men, and STORYBOOK HEIRLOOMS, which primarily targets girls ages 4 to 11 and their mothers with fashionable, upscale special occasion outfits, casual apparel and accessories. During fiscal 1999, we also tested DOT DOT DASH, another pre-teen apparel catalog and Web site, but suspended publication to focus our resources . In addition, we targeted young men and women with our Screeem! and Jean Country retail stores, all of which willl soon have been converted to dELiA*s full-priced stores or closed.

     On April 14, 1999, we completed an initial public offering of 28% of the common stock of iTurf, our Generation Y Internet subsidiary which currently consists of our www.iTurf.com, www.gURL.com, www.OnTap.com, www.theSpark.com and www.SparkNotes.com content and community Web sites as well as our www.dELiAs.cOm, www.TSISoccer.com, www.discountdomain.com, www.Droog.com and www.StorybookHeirlooms.com e-commerce sites. iTurf used $17.7 million of the proceeds to purchase 551,046 shares of our common stock from us. At January 29, 2000, as a result of several transactions described herein, our ownership of iTurf has declined to approximately 60% of value.

         On September 1, 1999, iTurf acquired T@ponline.com, Inc. As a result of the transaction, Taponline.com became a wholly-owned subsidiary of iTurf and was renamed OnTap.com Inc. The merger consideration consisted of 1,586,996 shares of iTurf's Class A common stock.


     RESTRUCTURING During fiscal 1999, we recorded a charge of approximately $24.2 million in connection with our restructuring plan to exit our Screeem! and Jean Country retail operations. The charge is comprised of the following:
     - $19.4 million for the write-off of the remaining unamortized balance of goodwill and other intangibles relating to our acquisition of the Screeem! and Jean Country retail operations;

     - $3.6 million for the shut-down of certain retail stores of which $2.3 million represented the write-off of assets that would no longer be used and $1.3 million, primarily relating to future lease costs, was accrued;;
     - $700,000 for the elimination of approximately 50 jobs at the Screeem! corporate office and the store locations to be closed, resulting in employee severance costs; and
     - $500,000 for the liquidation of inventory carried at stores to be converted or closed (reflected in cost of sales).

     The total charge of $24.2 million includes $23.7 million that is included in operating expenses as a restructuring charge and $500,000 included as cost of sales.

     During fiscal 1999, we incurred approximately $200,000 for costs relating to store shut-down, $300,000 for inventory liquidation and $100,000 for employee severance. We expect the $1.7 million that remains accrued at January 29, 2000 for store shut-down and employee severance costs and the $200,000 that remains as an offset to inventory to be incurred in early fiscal 2000.

     CAPITAL INVESTMENTS. During fiscal 1999 and into fiscal 2000, we have made and continue to make significant capital expenditures for store buildout in connection with our new dELiA*s retail concept and expansion of other retail concepts.

     In addition, in order to support our direct marketing and Internet operations, we have made and continue to make significant capital expenditures for telephone and management information systems and have hired and maintained an in-house workforce of teleservice representatives.

     We have made, and expect to continue to make, significant capital expenditures to build infrastructure, including high-performance sophisticated retail management systems, to support the additional sales volume expected as a result of expected growth in our various businesses.

     RISKS. Growth in our revenue base and further penetration of our target market may negatively affect our levels of percentage annual growth in net sales and operating income. In addition, when we increase the number of catalogs we mail, new customers respond at lower rates than our existing customers have historically responded. We have also observed that when customers receive multiple editions of catalogs within the same fiscal quarter, aggregate response rates have declined.

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

     Our plans to expand both retail and catalog operations depend on obtaining additional capital. There can be no assurance that the company will be able to raise capital as it grows. While we have invested in infrastructure to support substantial growth, in the event our expansion plans are delayed or curtailed, we may not develop a volume of business that will allow us to recognize fully the efficiencies we had planned to achieve from such investments.

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

     Sales made through iTurf instead of through our other channels produce lower earnings for dELiA*s after accounting for promotional pricing and minority interest. In addition, cash provided by such sales is restricted to use by iTurf and is not available for use in our other businesses. The rapid rate of migration has had a material adverse effect on the financial position and results of operations of dELiA*s non-Internet operations.


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


                                                                        PERCENTAGE OF NET SALES
                                                       ---------------------------------------------------------
                                                       FISCAL YEAR 1997     FISCAL YEAR 1998    FISCAL YEAR 1999
                                                             ENDED               ENDED               ENDED
                                                       JANUARY 31, 1998     JANUARY 31, 1999    JANUARY 29, 2000
                                                       ----------------     ----------------    ----------------
Net sales.........................................            100.0%               100.0%              100.0%
Cost of sales.....................................             51.1                 49.5                56.7
                                                               ----                 ----                ----
Gross profit......................................             48.9                 50.5                43.3
Selling, general, and administrative expenses                  42.4                 45.3                65.2
Merger related costs..............................              1.4                  --                  --
Restructuring charge..............................              --                   --                 12.4
Gain on subsidiary IPO and sale of subsidiary stock             --                   --                (40.9)
Minority interest.................................                                                      (2.6)
Interest and other income, net....................             (1.0)                (0.6)               (1.3)
                                                               ----                 ----                ----
Income before income taxes........................              6.1                  5.8                10.5
Provision (benefit) for income taxes..............              2.2                  2.1                 4.8
                                                               ----                 ----                ----
Net income........................................              3.9%                 3.7%                5.7%
                                                               ====                 ====                ====

COMPARISON OF FISCAL YEARS 1998 AND 1999

     NET SALES. Net sales increased approximately $32.4 million, from $158.4 million in fiscal 1998 to $190.8 million in fiscal 1999. The increase is a result of new stores and catalog titles as well as growth in Internet sales, some of which represents a shift from our catalog channel.

     GROSS MARGIN. Gross margin decreased from 50.5% in fiscal 1998 to 43.3% in fiscal 1999. The decrease in gross margin was primarily due to greater markdowns and increased promotions at dELiA*s and iTurf and liquidations at our Screeem! stores in connection with our restructuring as well as increased freight costs.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased approximately $52.6 million, from $71.7 million in fiscal 1998 to $124.3 million in fiscal 1999. Selling, general and administrative expenses increased as a percentage of net sales from 45.3% in fiscal 1998 to 65.2% in fiscal 1999. The increase in selling, general and administrative expenses was primarily due to expansion of our Internet and retail businesses as well as spending on greater catalog circulation. In addition, lower dELiA*s catalog sales were not accompanied by a direct reduction in expenses.

     RESTRUCTURING CHARGE. During fiscal 1999, we recorded a charge of approximately $24.2 million in connection with our restructuring plan to close our Screeem! and Jean Country retail operations. This charge includes approximately $500,000 related to inventory and recorded as cost of sales.

     GAIN ON SUBSIDIARY IPO AND SALE OF SUBSIDIARY STOCK. In connection with the April 1999 iTurf initial public offering, we recognized a one-time pre-tax gain of approximately $70.1 million. During the fourth quarter of fiscal 1999, we recorded an additional $8.0 million pre-tax gain on our sale of 1,075,000 shares of iTurf stock for cash.

     MINORITY INTEREST. Since the iTurf initial public offering in fiscal 1999, we reflect the outside ownership of that subsidiary as minority interest. As of January 29, 2000, we owned 60% of the value and controlled 90% of the vote of iTurf.

     INTEREST AND OTHER INCOME, NET. The significant increase in interest and other income from $1.0 million in fiscal 1998 to $2.4 million in fiscal 1999 relates to the purchase of marketable securities with the proceeds of the iTurf initial public offering offset, in part, by increased interest expense due to additional borrowings.

     INCOME TAXES. The increase in our effective income tax rate from 37% of pre-tax income in fiscal 1998 to 45% of pre-tax income in fiscal 1999 relates primarily to the iTurf losses. Although iTurf is consolidated in the dELiA*s Inc. financial statements for reporting purposes, iTurf is no longer a part of our consolidated group for tax purposes and the deferred tax assets arising from its net operating loss are fully reserved.

COMPARISON OF FISCAL YEARS 1997 AND 1998

     NET SALES. Net sales increased approximately $45.4 million, from $113.0 million in fiscal 1997 to $158.4 million in fiscal 1998. The increase in net sales was primarily due to our fiscal 1998 acquisitions and an increase in the number of catalogs mailed offset in part by reduced response rates to our catalogs.

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

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased approximately $23.8 million, from $47.9 million in fiscal 1997 to $71.7 million in fiscal 1998. Selling, general and administrative expenses increased as a percentage of net sales from 42.4% in fiscal 1997 to 45.3% in fiscal 1998. The increase in selling, general and administrative expenses was primarily due to greater marketing expenditures on catalog circulation and greater spending on our corporate infrastructure, including expenditures to support retail and Internet growth.

     MERGER RELATED COSTS. Merger related costs of $1.6 million were incurred in fiscal 1997 in connection with the TSI acquisition and included professional fees, costs related to consolidation of distribution facilities, the write-off of property and equipment and cancellation of contracts.

     INTEREST AND OTHER INCOME, NET. The decrease in interest and other income, net from $200,000 in fiscal 1997 to $1.0 million in fiscal 1998 primarily due to our use of the net proceeds from our 1996 initial public offering and a secondary public offering completed in 1997. These proceeds were previously invested before being used for our 1998 acquisitions.

SELECTED QUARTERLY RESULTS OF OPERATIONS AND SEASONALITY

     The following table sets forth unaudited income statement data for the eight quarters ended January 29, 2000, as well as the data expressed as percentages of our total net sales for the periods indicated. The data have been derived from unaudited consolidated financial statements that, in the opinion of management, include all adjustments consisting only of normal recurring adjustments necessary for fair presentation when read in conjunction with our annual audited consolidated financial statements and notes thereto.


                                       -------------------------------------------------------------------------------------------
                                                                     QUARTER OR THIRTEEN WEEKS ENDED
                                       -------------------------------------------------------------------------------------------
                                       APR. 30,  JULY 31,   OCT. 31,   JAN. 31,       MAY 1,     JULY 31,    OCT. 30,    JAN. 29,
                                         1998      1998       1998       1999          1999        1999        1999        2000
                                         ----      ----       ----       ----          ----        ----        ----        ----
                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales..........................    $31,194    $26,451   $40,821    $59,898       $41,812    $33,375     $48,085      $67,500
Cost of sales......................     14,223     13,712    19,979     30,454        23,023     20,450      25,776       38,899
                                       -------    -------   -------    -------       -------    -------     -------      -------
Gross profit.......................     16,971     12,739    20,842     29,444        18,789     12,925      22,309       28,601
Selling, general and
     administrative expenses.......     14,092     13,499    19,691     24,429        23,750     23,908      32,395       44,286
Restructuring charge...............         --         --        --         --        22,907         --          --          761
Gain on subsidiary IPO and sale
     of subsidiary stock...........         --         --        --         --       (70,091)       --           --       (8,026)
Minority interest..................         --         --        --         --             8       (493)     (2,125)      (2,255)
Interest and other income, net            (341)      (300)     (126)      (195)         (140)    (1,027)       (703)        (559)
                                       -------    -------   -------    -------       -------    -------     -------      -------
Income (loss) before income taxes..      3,220       (460)    1,277      5,210        42,355     (9,463)     (7,258)      (5,606)
Provision (benefit) for income
     taxes *.......................      1,220       (317)      530      1,972        17,519     (3,399)     (1,257)      (3,793)
                                       -------    -------   -------    -------       -------    -------     -------      -------
Net income (loss)..................    $ 2,000    $  (143)  $   747    $ 3,238       $24,836    $(6,064)    $(6,001)     $(1,813)
                                       =======    =======   =======    =======       =======    =======     =======      =======
Per share data:
Basic net income (loss) per share..    $  0.15    $ (0.01)  $  0.05    $  0.23       $  1.75    $ (0.42)    $ (0.42)     $ (0.13)
                                       =======    =======   =======    =======       =======    =======     =======      =======
Diluted net income (loss) per
     share.........................    $  0.15    $ (0.01)  $  0.05    $  0.21       $  1.56    $ (0.42)    $ (0.42)     $ (0.13)
                                       =======    =======   =======    =======       =======    =======     =======      =======
Shares used in calculation of
     basic net income (loss) per
     share.........................     13,321     13,498    14,139     14,159        14,231     14,330      14,342      14,356
Shares used in calculation of
     diluted net income (loss)
     per share.....................     13,569     13,498    14,735     15,300        15,966     14,330      14,342      14,356


                                                                    PERCENTAGE OF TOTAL NET SALES
                                       -------------------------------------------------------------------------------------------
Net sales..........................      100.0%     100.0%    100.0%     100.0%        100.0%     100.0%      100.0%       100.0%
Cost of sales......................       45.6       51.8      49.0       50.8          55.0       61.3        53.6         57.6
                                       -------    -------   -------    -------       -------    -------     -------      -------
Gross profit.......................       54.4       48.2      51.0       49.2          45.0       38.7        46.4         42.4
Selling, general, administrative
     and merger related expenses...       45.2       51.0      48.2       40.8          56.8       71.6        67.4         65.6
Restructuring charge...............         --         --        --         --          54.8         --          --          1.1
Gain on subsidiary IPO and sale
     of subsidiary stock...........         --         --        --         --        (167.6)        --          --        (11.9)
Interest and other income, net.....       (1.1)      (1.1)     (0.3)      (0.3)         (0.3)      (3.1)       (1.5)        (0.8)
Minority interest..................         --         --        --         --           --        (1.5)       (4.4)        (3.3)
                                       -------    -------   -------    -------       -------    -------     -------      -------
Income (loss) before income taxes..       10.3       (1.7)      3.1        8.7         101.3      (28.3)      (15.1)       (8.3)
Provision (benefit) for income
     taxes.........................        3.9       (1.2)      1.3        3.3          41.9      (10.2)       (2.6)        (5.6)
                                       -------    -------   -------    -------       -------    -------     -------      -------

Net income (loss)..................        6.4%      (0.5)%     1.8%       5.4%         59.4%     (18.1)%     (12.5)%      (2.7)%
                                       =======    =======   =======    =======       =======    =======     =======      =======



* The income tax provision recorded in the fourth quarter of fiscal 1999 includes significant adjustments to estimates booked earlier in the fiscal year.

     We experience seasonal fluctuations in our merchandise sales and results of operations. We expect our sales and operating results generally to be lower in the first half and higher in the second half of each fiscal year.
Our quarterly results may fluctuate as a result of numerous factors, including

    -   the timing, quantity and cost of catalog and electronic mailings;
    -   the timing of new store openings;
    -   the timing of sale circulars and liquidations;
    -   the timing of merchandise deliveries;

    - market acceptance of our merchandise, including new merchandise categories or products introduced, and response rates to catalog mailings;
    -   the mix of products sold;
    -   the timing of inventory writedowns;
    -   the incurrence of other operating costs; and
    - factors beyond our control, such as general economic conditions, changes in consumer spending patterns; actions of competitors and weather and other factors affecting retail stores.


     Accordingly, the results of operations in any quarter will not necessarily be indicative of the results that may be achieved for a full fiscal year or any future quarter.


LIQUIDITY AND CAPITAL RESOURCES

     On April 28, 2000, we entered into the Amended and Restated Credit Agreement with Congress Financial Corporation. The Agreement amends and restates the terms of our credit facility with First Union National Bank, the parent company of Congress. The Congress credit facility consists of a revolving line of credit permitting us to borrow up to $25 million and provides for the issuance of documentary and standby letters of credit up to $10 million. Our obligations under the Congress credit agreement are secured by a lien on substantially all of our assets, except specified real property, the Class B common stock of iTurf that we own and the assets of iTurf and its subsidiaries. (See below for restrictions on distribution of iTurf shares.) As with the First Union Credit facility, the availability of the revolving line of credit is limited to specified percentages of the value of our eligible inventory determined under the credit agreement, which percentages are subject to reductions and reserves in certain circumstances. However, the Congress credit facility provides us with a higher initial borrowing base than that provided by the First Union facility. At our option, borrowings under this facility bear interest at First Union National Bank's prime rate plus 25 basis points or at LIBOR plus 225 basis points. The credit agreement contains covenants and default provisions customary for credit facilities of this nature, including limitations on our payment of dividends and sales of assets. A fee of 0.375% per year is assessed monthly on the unused portion of the line of credit. The Congress credit agreement contains controls on our cash management and certain limits on our ability to distribute assets. In particular, we will be prohibited from distributing any iTurf shares to our shareholders prior to November 1, 2000, and may be similarly restricted thereafter if we have not met, among other things, minimum borrowing capacity availability requirements.

     There were no funds borrowed under our credit agreements prior to fiscal 1999. During fiscal 1999, we borrowed $9 million under the First Union credit facility and repaid $6 million by January 29, 2000.

     On August 6, 1999, we purchased for $6.2 million an approximately 400,000 square foot distribution facility in Hanover, Pennsylvania, the majority of which space we were previously leasing. We borrowed $5.3 million from Allfirst Bank in the form of a mortgage loan on the property to pay for $5.0 million of the purchase price and $300,000 of planned capital improvements. We are subject to certain covenants under the loan agreement, including a covenant to maintain a fixed charge coverage ratio. Interest on the loan is calculated using a variable LIBOR-based interest rate. On August 10, 1999 we entered into an interest-rate swap agreement with Allfirst Bank under which we effectively converted the mortgage to a fixed-rate loan with an interest rate of approximately 8.78%. We do not expect to meet the fixed charge coverage ratio covenant for the first quarter of fiscal 2000. We have received a waiver of such covenant through the first quarter of fiscal 2001.

     Cash used by operations was $36.5 million in fiscal 1999 compared to $9.2 million in fiscal 1998. This change primarily relates to our increased operating losses.

     In fiscal 1999, investing activities used cash of $65.0 million, which primarily relates to the purchase of marketable securities with the iTurf offering proceeds and capital expenditures. In fiscal 1998, investing activities, primarily the sale of marketable securities, provided $15.6 million. During fiscal 2000, we expect to make capital expenditures in excess of $9.0 million for the expansion of our retail concepts, investment in information system projects at iTurf and other subsidiaries as well as leasehold improvements and other equipment relating to new corporate office leases. We expect to fund these capital expenditures through equipment leases, the sale of shares of iTurf common stock currently held by dELiA*s Inc., our credit facility and cash from operations.

     We believe that our cash on hand and cash generated by operations, together with the funds available under our credit agreement, will be sufficient to meet our capital and operating requirements through fiscal 2000. Our future capital requirements depend on numerous factors, including, without limitation, the success of our marketing, sales and distribution efforts. Additional funds, if required, may not be available to us on favorable terms or at all.

     In addition to capital expenditures, iTurf expects to spend significant amounts for marketing and other alliances. In May 1999, iTurf entered into a strategic alliance agreement with America Online, Inc. under which we are committed to future cash payments of approximately $3.1 million. In August 1999, iTurf entered into a strategic marketing alliance with Microsoft Corporation under which we have committed to pay Microsoft $2.6 million in fiscal 2000. In connection with the September 1999 Taponline transaction, iTurf agreed to promote our network of sites through MarketSource's offline marketing channels for future payments of $5.0 million

     Cash provided by financing activities of $115.5 million in fiscal 1999 relate primarily to the iTurf initial public offering and borrowings under our credit facility; financing activities were not significant in fiscal 1998.

     RECENT ACCOUNTING PRONOUNCEMENTS - In June 1999, the Financial Accounting Standards Board approved deferral of Statement No. 133 - Accounting for Derivative Instruments and Hedging Activities, which we are required to adopt in fiscal year beginning February 2001. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at fair value. We do not expect our adoption of SFAS No. 133 to have a material impact on our consolidated position, results of operations and cash flows.


YEAR 2000 COMPLIANCE

         To date, no Year 2000 related events had occurred that materially affected either the Company's operations or its financial statements. The total cost of the Company's Year 2000 compliance program was less than $200,000.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

     We maintain the majority of our excess funds in marketable securities. These financial instruments are subject to interest rate risk and will decline in value if interest rates increase. We do not believe that a change of 100 basis points in interest rates would have a material effect on our financial condition.

     Our outstanding long-term debt as of January 29, 2000 when offset by our interest rate hedge bears interest at a fixed rate; therefore, our results of operations would only be affected by interest rate changes to the extent that fluctuating rate loans are outstanding under our credit facility. As of January 29, 2000, we had $3 million outstanding under such facility. We do not believe that a change of 100 basis points in interest rates would have a material effect on our financial condition.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     See Item 14 of Part IV of this report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     On May 14, 1999, the audit committee of our board of directors approved the dismissal of Deloitte & Touche LLP, the principal accountant previously engaged to audit our financial statements. Neither of the reports provided by Deloitte & Touche LLP for the past two years contained an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope, or accounting principles. During our two most recent fiscal years and the subsequent period, there were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreement, if not resolved to the satisfaction of the former accountant, would have caused it to make reference to the subject matter of the disagreement in connection with its report.

     On May 14, 1999, the audit committee approved the engagement of Ernst & Young LLP as the principal accountant to audit our financial statements. During our two most recent fiscal years and the subsequent period prior to such appointment, we had not consulted the newly engaged accountant regarding either the application of accounting principles to a specified transaction or the type of audit opinion that might be rendered on our financial statements, nor on any matter that was either the subject of a disagreement or a reportable event.

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


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K.

     (a) See Index to Financial Statements on page F-1.

         All schedules are omitted either because they are not applicable or the required information is disclosed in the consolidated financial statements or notes thereto.

     (b) We filed the following reports on Form 8-K during fiscal 1999:

                  (i) current report on Form 8-K, dated May 17, 1999, reporting Item 4 (Changes in Certifying Accountant) and
                        Item 8 (Change in Fiscal Year)

                  (ii) current report on Form 8-K, dated August 12, 1999, reporting Item 5. This report contained information iTurf's agreement to acquire T@ponline.com, Inc.

                  (iii) current report on Form 8-K, dated September 7, 1999, reporting Item 5 and Item 7 Exhibits. This report contained information about iTurf's acquisition T@ponline.com, Inc.

                  (iv) current report on Form 8-K, dated November 17, 1999, reporting Item 5. This report contained information about our agreement to sell iTurf common stock to Kistler Joint Venture

                  (v) current report on Form 8-K, dated December 7, 1999, reporting Item 2. This report contained information about our agreement to sell iTurf common stock to Deutsche Bank Securities

     (c) See Exhibit Index immediately following Signature Page.

                         dELiA*s INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                               PAGE
REPORTS OF INDEPENDENT AUDITORS.........................................................................          F-2

FINANCIAL STATEMENTS:

   Consolidated Balance Sheets as of January 31, 1999 and January 29, 2000..............................          F-4

   Consolidated Statements of Income for the fiscal years ended January 31, 1998, January 31,
     1999 and January 29, 2000..........................................................................          F-5

   Consolidated Statements of Stockholders' Equity for the fiscal years ended January 31, 1998,
     January 31, 1999 and January 29, 2000.............................................................           F-6

   Consolidated Statements of Cash Flows for the fiscal years ended January 31, 1998,
     January 31, 1999 and January 29, 2000.............................................................           F-7

   Notes to Consolidated Financial Statements..........................................................           F-8

                         REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Stockholders of dELiA*s Inc.


We have audited the accompanying consolidated balance sheet of dELiA*s Inc. and subsidiaries (the "Company") as of January 29, 2000 and the related consolidated statements of income, stockholders' equity, and cash flows for the fiscal year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of dELiA*s Inc. and subsidiaries as of January 29, 2000 and the consolidated results of the Company's operations and cash flows for the fiscal year then ended in conformity with accounting principles generally accepted in the United States.



                                                           ERNST & YOUNG LLP
New York, New York
March 29, 2000,
(except for Notes 5 and 15,
as to which the date is April 28, 2000)

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of dELiA*s Inc.
New York, New York

We have audited the consolidated balance sheet of dELiA*s Inc. and subsidiaries (the "Company") as of January 31, 1999 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the two fiscal years in the period ended January 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits. The consolidated financial statements give retroactive effect to the merger between a wholly-owned subsidiary of the Company and TSI Soccer Corporation ("TSI"), which has been accounted for as a pooling of interests as described in Note 3 to the consolidated financial statements.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of dELiA*s Inc. and subsidiaries as of January 31, 1999, and the results of their operations and their cash flows for each of the two fiscal years in the period ended January 31, 1999 in conformity with accounting principles generally accepted in the United States of America.




DELOITTE & TOUCHE LLP
March 30, 1999
(April 14, 1999 as to Note 1)
New York, New York
                          dELiA*s INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                      JANUARY 31, 1999 AND JANUARY 29, 2000
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                                    JANUARY 31, 1999   JANUARY 29, 2000
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents ...................................................          $  10,981          $  24,985
   Short-term investments ......................................................                  -             32,893
   Merchandise inventories .....................................................             21,232             28,322
   Prepaid expenses and other current assets ...................................             11,237             15,014
   Deferred tax assets .........................................................                115             12,063
                                                                                          ---------          ---------
         Total current assets ..................................................             43,565            113,277

PROPERTY AND EQUIPMENT - Net ...................................................             12,542             35,483

LONG-TERM INVESTMENTS ..........................................................                  -             11,024

GOODWILL AND OTHER ASSETS ......................................................             26,037             24,256
                                                                                          ---------          ---------

TOTAL ASSETS ...................................................................          $  82,144          $ 184,040
                                                                                          =========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable and accrued expenses .......................................             14,924             21,643
   Liabilities due to customers ................................................              1,763              2,278
   Accrued restructuring .......................................................                  -              1,685
   Bank loan payable ...........................................................                  -              3,000
   Other current liabilities ...................................................              1,398                719
                                                                                          ---------          ---------
         Total current liabilities .............................................             18,085             29,325

LONG-TERM DEBT AND CAPITAL LEASES ..............................................                  -              6,756

DEFERRED TAX LIABILITIES .......................................................                  -             23,901

OTHER LONG-TERM LIABILITIES ....................................................                452                403

MINORITY INTEREST ..............................................................                  -             40,734

STOCKHOLDERS' EQUITY
   Preferred stock, par value $.01 per share; Authorized - 1,000,000 shares;
     Issued - none .............................................................                  -                  -
   Common stock, par value $.01 per share; Authorized - 50,000,000 shares;
     Issued - 14,185,425 and 14,914,472 shares, respectively ...................                142                149
   Additional paid-in capital ..................................................             54,133             80,216
   Less common stock in treasury, at cost (551,046 shares at January 29, 2000)..                  -            (17,734)
   Retained earnings ...........................................................              9,332             20,290
                                                                                          ---------          ---------
         Total stockholders' equity ............................................             63,607             82,921
                                                                                          ---------          ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .....................................          $  82,144          $ 184,040
                                                                                          =========          =========

                 See notes to consolidated financial statements
                          dELiA*s INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
   FISCAL YEARS ENDED JANUARY 31, 1998, JANUARY 31, 1999 AND JANUARY 29, 2000
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                            Fiscal
                                                                       ----------------------------------------------
                                                                           1997             1998            1999
                                                                       -------------    -----------     -------------
NET SALES ................................................             $     113,049    $   158,364     $    190,772

COST OF SALES ............................................                    57,811         78,368          108,148
                                                                       -------------    -----------     ------------
GROSS PROFIT .............................................                    55,238         79,996           82,624

SELLING, GENERAL AND ADMINISTRATIVE
   EXPENSES ..............................................                    47,943         71,711          124,339

MERGER RELATED COSTS (Note 3) ............................                     1,614              -                -

RESTRUCTURING CHARGE (Note 14) ...........................                         -              -           23,668

GAIN ON SUBSIDIARY IPO AND SALE OF SUBSIDIARY STOCK ......                         -              -          (78,117)

MINORITY INTEREST ........................................                         -              -           (4,865)

INTEREST AND OTHER INCOME, NET ...........................                    (1,201)          (962)          (2,429)
                                                                       --------------   ------------    -------------
INCOME BEFORE PROVISION FOR INCOME TAXES .................                     6,882          9,247           20,028

PROVISION FOR INCOME TAXES ...............................                     2,456          3,405            9,070
                                                                       -------------    -----------     ------------

NET INCOME ...............................................             $       4,426    $     5,842     $     10,958
                                                                       =============    ===========     ============


BASIC NET INCOME PER SHARE ...............................             $        0.34    $      0.42     $       0.77
                                                                       =============    ===========     ============


DILUTED NET INCOME PER SHARE .............................             $        0.34    $      0.41     $       0.71
                                                                       =============    ===========     ============



                 See notes to consolidated financial statements.

                          dELiA*s INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
   FISCAL YEARS ENDED JANUARY 31, 1998, JANUARY 31, 1999 AND JANUARY 29, 2000
                        (IN THOUSANDS, EXCEPT SHARE DATA)



                                                Common Stock      Additional                                     Total
                                               ---------------      Paid-In     Retained  Treasury           Stockholders'
                                               Shares   Amount      Capital     Earnings   Stock       Other    Equity
                                               ---------------      -------     --------   -----       -----    ------
BALANCE, JANUARY 31, 1997 .................   12,315,127 $  124   $  20,886    $   211         -   $   (197) $  21,024

Cancellation of common stock ..............      (49,523)    (1)         (4)         -         -          5          -
Net proceeds from issuance of common
   stock in public offering ...............    1,000,000     10      19,415          -         -          -     19,425
Issuance of common stock (Note 7) .........       35,300      -         638          -         -          -        638
Payments to statutory dissenters (Note 3) .            -      -        (730)         -         -          -       (730)
Payment of note receivable from
   stockholder ............................            -      -           -          -         -         50         50
Issuance of common stock in connection
   with acquisition (Note 3) ..............        5,000      -         108          -         -          -        108
Exercise of stock options .................        2,250      -          25          -         -          -         25
Issuance of common stock in satisfaction
   of Stock Appreciation Rights (Note 3) ..       10,760      -         233          -         -          -        233
Deferred compensation expense (Note 7) ....            -      -           -          -         -         92         92
Net income ................................            -      -           -      4,426         -          -      4,426
Adjustment to conform fiscal year
   of pooled company (Note 3) .............            -      -           -     (1,147)        -          -     (1,147)
                                              ----------  -----   ---------   -------- ---------   --------  ---------

BALANCE, JANUARY 31, 1998 .................   13,318,914    133      40,571      3,490         -        (50)    44,144

Deferred compensation expense (Note 7) ....            -      -           -          -         -         50         50
Issuance of common stock in connection
   with acquisitions (Note 3) .............      817,501      8      13,242          -         -          -     13,250
Exercise of stock options .................       49,010      1         320          -         -          -        321
Net income ................................            -      -           -      5,842         -          -      5,842
                                              ----------  -----   ---------   -------- ---------   --------  ---------

BALANCE, JANUARY 31, 1999 .................   14,185,425    142      54,133      9,332         -          -     63,607

Issuance of common stock in connection
   with acquisitions (Note 3) .............        5,000      -       1,396          -         -          -      1,396
Issuance of iTurf common stock for
   acquisition (Note 3) ...................            -      -       6,919          -         -          -      6,919
Cancellation of common stock (Note 3) .....      (33,784)     -        (608)         -         -          -       (608)
iTurf purchase of common stock (Note 1) ...      551,046      5      17,729          -  $(17,734)         -          -
Exercise of stock options .................      206,785      2       1,199          -         -          -      1,201
Tax effect of equity transactions .........            -      -        (552)         -         -          -       (552)
Net income ................................            -      -           -     10,958         -          -     10,958
                                              ----------  -----   ---------   -------- ---------   --------  ---------

BALANCE, JANUARY 29, 2000 .................   14,914,472 $  149  $  80,216     $20,290  $(17,734) $           $ 82,921
                                             =========== ======  ==========  ========= =========  =========  =========



                 See notes to consolidated financial statements.

                          dELiA*s INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
   FISCAL YEARS ENDED JANUARY 31, 1998, JANUARY 31, 1999 AND JANUARY 29, 2000
                                 (IN THOUSANDS)


                                                                                      Fiscal
                                                              -------------------------------------------------------
                                                                    1997               1998                1999
                                                              ---------------     ---------------    ----------------
OPERATING ACTIVITIES:
   Net income ...............................................   $       4,426     $         5,842    $         10,958
   Adjustment to conform fiscal year of pooled company                 (1,147)                  -                   -
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
     Depreciation ...........................................             656               2,128               4,133
     Amortization of intangibles ............................             201                 549               2,270
     Restructuring charge ...................................               -                   -              24,168
     Gain on subsidiary IPO and sale of subsidiary stock ....               -                   -             (78,117)
     Minority interest ......................................               -                   -              (4,865)
     Deferred taxes .........................................            (514)                985              11,953
     Amortization of investments ............................             204                 160                (473)
     Compensation expense related to restricted stock and
       stock appreciation rights ............................             325                  50                   -
     Loss on disposition of fixed assets ....................              85                   -                   -
   Changes in operating assets and liabilities:
       Merchandise inventories ..............................          (4,228)             (6,888)             (7,590)
       Prepaid expenses and other current assets ............          (2,940)             (7,176)             (3,888)
       Other assets .........................................            (130)             (1,007)                (71)
       Current liabilities ..................................           9,317              (4,023)              5,111
       Long-term liabilities ................................             296                 142                 (49)
                                                                -------------     ---------------    -----------------
Net cash provided by (used in) operating activities .........           6,551              (9,238)            (36,460)
INVESTING ACTIVITIES:
   Capital expenditures .....................................          (4,839)             (6,158)            (21,009)
   Purchase of investment securities:
     Held-to-maturity .......................................         (62,782)                  -             (73,952)
     Available-for-sale .....................................         (49,501)            (46,513)                  -
   Other investments ........................................              -                    -              (1,000)
   Proceeds from maturity or sale of investment securities:
     Held-to-maturity .......................................          32,555              30,024              31,508
     Available-for-sale .....................................          42,450              53,404                   -
   Acquisition of businesses, net of cash acquired ..........            (843)            (15,203)               (547)
                                                                -------------     ---------------    ----------------
Net cash provided by (used in) investing activities .........         (42,960)             15,554             (65,000)
FINANCING ACTIVITIES:
   Net proceeds from issuance of dELiA*s common stock .......          20,063                   -                   -
   Net proceeds from issuance of subsidiary common stock ....               -                   -              97,496
   Disposition of subsidiary stock ..........................               -                   -              14,090
   Exercise of stock options ................................              23                 321               1,201
   Borrowings (repayments) under line of credit agreement ...            (503)                  -               3,000
   Principal payments on long-term debt and capital
     lease obligations ......................................            (406)               (141)               (323)
                                                                -------------     ---------------    ----------------
Net cash provided by financing activities ...................          19,177                 180             115,464
                                                                -------------     ---------------    ----------------

INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS ..............................................         (17,232)              6,496              14,004
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ..............          21,717               4,485              10,981
                                                                -------------     ---------------    ----------------
CASH AND CASH EQUIVALENTS, END OF PERIOD ....................         $ 4,485        $     10,981         $    24,985
                                                                =============     ===============    ================

SUPPLEMENTARY CASH FLOW INFORMATION:
   Income taxes paid ........................................   $       1,738     $         3,328    $             80
                                                                =============     ===============    ================
   Interest paid ............................................   $         255     $            13    $            615
                                                                =============     ===============    ================

NON-CASH INVESTING AND FINANCING ACTIVITIES - Issuance of stock for acquisitions
- See Note 3.
                 See notes to consolidated financial statements.

                          dELiA*s INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 29, 2000

1. BUSINESS AND BASIS OF PRESENTATION

dELiA*s Inc., through our catalogs, retail stores and Web sites, is a leading marketer of casual apparel, accessories and soccer merchandise to young men and women between the ages of 10 and 24, an age group known as "Generation Y."

On April 14, 1999, we completed an initial public offering of approximately 28% of the common stock of iTurf Inc., our Internet-focused subsidiary. iTurf used $17.7 million of the total $97.4 million in net offering proceeds to purchase from us 551,046 shares of our common stock, which we treat as treasury stock in consolidation. In connection with the offering, we recognized a pre-tax gain of approximately $70.0 million. During the fourth quarter of fiscal 1999, we sold an additional 1,075,000 shares of iTurf stock for cash and recorded a related gain of $8.0 million. As a result of these transactions and iTurf's acquisition of T@ponline.com for stock (see Note 3), we owned 90% of the vote and 60% of the value of iTurf as of January 29, 2000. Subsequently, our interest in iTurf has been reduced as a result of iTurf's February 2000 acquisition of theSpark.com. (See Note 15.)


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

FISCAL YEAR - Any reference in this report to a particular fiscal year after 1998 is to the year ended on the Saturday closest to January 31 following the corresponding calendar year. For example, "fiscal 1999" means the period from February 1, 1999 to January 29, 2000. Any reference in this report to a particular fiscal year before 1999 is to the year ended January 31 following the corresponding calendar year. For example, "fiscal 1998" means the period from February 1, 1998 to January 31, 1999.

PRINCIPLES OF CONSOLIDATION - Our condensed consolidated financial statements include the accounts of dELiA*s and subsidiaries, all of which, except iTurf, were wholly owned for all periods presented. The accounts of iTurf are included in the consolidated financial statements while the outside ownership of iTurf is reflected as minority interest on the balance sheet and income statement. All significant intercompany balances and transactions have been eliminated in consolidation.

                          dELiA*s INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION - Revenue is recognized when merchandise is shipped to customers or at the point of sale for retail sales. iTurf's advertising and sponsorship revenue is recognized at either the ratio of impressions delivered to total guaranteed impressions or on a straight-line basis over the term of the contract provided that iTurf does not have any significant obligations remaining. Sales of iTurf's advertising inventory by third parties under revenue-sharing arrangements are recorded at the amounts reported by the revenue-sharing partners, which are net of agreed-upon commission fees, when the advertising has been provided. When iTurf licenses the use of our brands, content or other intangible assets to third parties for specific projects, rather than for a period of time, licensing revenue is recognized upon fulfillment of all material contractual obligations. Subscription revenue related to DiscountDomain.com, iTurf's membership based discount shopping service, is billed monthly, subsequent to the earlier of a customer's first purchase or one month from the date of initial subscription. Subscriptions are cancelable at any time and revenue is recognized on a monthly basis. We do not incur any direct costs associated with advertising, licensing or subscription revenue. Accordingly, all indirect expenses incurred in connection with these revenue sources are included in operating expenses. We accrue a sales return allowance in accordance with our return policy for estimated returns of merchandise subsequent to the balance sheet date that relate to sales prior to the balance sheet date. At January 31, 1999 and January 29, 2000, the sales return allowance was $681,000 and $604,000, respectively. These amounts are included in other current liabilities.

USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in our financial statements and footnotes thereto. Actual results could differ from those estimates.

STATEMENTS OF CASH FLOWS - We consider all highly liquid investments with maturities of 90 days or less when purchased to be cash equivalents. Cash equivalents are stated at cost, which approximates market value. Non-cash investing and financing activities include the issuance of common stock for acquisitions as described in Note 3.

INVESTMENTS - Our short-term and long-term investments consist of debt and equity securities, principally instruments of the U.S. Government and its agencies, of municipalities and of short-term mutual municipal and corporate bond funds.

Securities that may be sold as part of our asset management strategy, in response to or in anticipation of changes in interest rates, or for other similar factors, were classified as available- for-sale and carried at fair value. Unrealized holding gains and losses on such securities were reported net of related taxes, if any, as a separate component of stockholders' equity. Securities that we have the ability and positive intent to hold to maturity are classified as held- to-maturity and carried at amortized cost. Realized gains and losses on sales of securities are reported in earnings and computed using the specific identification cost basis.

MERCHANDISE INVENTORIES - Merchandise inventories, which are primarily finished goods, are stated at the lower of cost (determined on a first-in, first-out basis) or market value.

CATALOG COSTS - Catalogs costs, which primarily consist of catalog production and mailing costs, are capitalized and amortized over the expected life of the related future revenue stream, which principally covers three to five months from the date catalogs are mailed. We account for catalog costs in accordance with AICPA Statement of Position ("SOP") 93-7, "Reporting on Advertising Costs." SOP 93-7 requires that expense relating to capitalized advertising costs should be computed using the ratio of current period revenues for the catalog cost pool to the total of current and estimated future period revenues for that catalog cost pool. Deferred catalog costs as of January 31, 1999 and January 29, 2000 were $6.4 million and $5.9 million, respectively. Catalog costs, which are included in selling, general and administrative expenses, were $22.6 million, $31.0 million and $40.1 million for fiscal 1997, 1998 and 1999, respectively.

ADVERTISING COSTS - Advertising expenses that are not direct-response catalog costs are expensed as incurred. For fiscal 1999, such expenses amounted to $10.6 million and related primarily to iTurf.

LONG-LIVED ASSETS -- In accordance with the Statement of Financial Accounting Standards Board ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of," we periodically review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows (on an undiscounted basis) expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized would be measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

GOODWILL AND OTHER ASSETS - Goodwill and costs related to trademarks and licenses are amortized on a straight-line basis over their expected useful lives, which range from five to 30 years. Significant changes to intangible assets are described in Notes 3 and 14. Accumulated amortization at January 31, 1999 and January 29, 2000 was approximately $570,000 and $2,289,000, respectively.

RECLASSIFICATIONS -- Certain amounts have been reclassified to conform to the current period presentation.

INCOME TAXES - We use the liability method of accounting for income taxes, whereby deferred income taxes are provided on items recognized for financial reporting purposes over different periods than for income taxes purposes. Valuation allowances are provided when the expected realization of tax assets does not meet a more likely than not criteria. Deferred income tax assets and liabilities are recorded in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." See Note 6.

RECOGNITION OF GAIN ON ISSUANCE OF SUBSIDIARY STOCK - In accordance with the SEC Staff Accounting Bulletin "Accounting for Sales of Stock by a Subsidiary," dELiA*s recorded a gain on the issuance of subsidiary stock transaction for the excess of the offering price per share over the carrying amount where the sale of such shares by a subsidiary is not a part of a broader corporate reorganization contemplated or planned by the registrant. During the fourth quarter of fiscal 1999, we announced our intention to spin off our iTurf interest to our shareholders. Accordingly, no gain was recognized or will be recognized in connection with subsequent issuances of iTurf stock.

STOCK-BASED COMPENSATION -- We grant stock options for a fixed number of shares to certain employees with an exercise price generally equal to the fair value of the shares at the date of grant. We account for stock options in accordance with Accounting Principles Board ("APB") No. 25, "Accounting for Stock Issued to Employees," and, accordingly, do not recognize compensation expense. In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"), which provides an alternative to APB Opinion No. 25 in accounting for stock-based compensation. As permitted by SFAS No. 123, the Company continues to account for stock-based compensation in accordance with APB Opinion No. 25 and has elected the pro forma alternative of SFAS No. 123.
(See Note 12.)

COMPUTATION OF HISTORICAL NET INCOME (LOSS) PER SHARE -- We calculate earnings per share in accordance with SFAS NO. 128, "Computation of Earnings Per Share" and SEC Staff Accounting Bulletin No. 98. Accordingly, basic earnings per share is computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon the exercise of stock options (using the treasury stock method.) Common equivalent shares are excluded from the calculation if their effect is anti-dilutive.

RECENT ACCOUNTING PRONOUNCEMENTS - In June 1999, the Financial Accounting Standards Board approved deferral of Statement No. 133 - Accounting for Derivative Instruments and Hedging Activities, which we are required to adopt in fiscal year beginning February 2001. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at fair value. We do not expect our adoption of SFAS No. 133 to have a material impact on our consolidated position, results of operations and cash flows.

3.   ACQUISITIONS

TSI SOCCER CORPORATION
On December 10, 1997, dELiA*s acquired TSI Soccer Corporation in a transaction accounted for as a pooling of interests. In connection with the TSI transaction, we issued an aggregate of 308,687 shares of our common stock, including 297,927 shares to certain shareholders of TSI and 10,760 shares to employees of TSI pursuant to a "change of control" provision in TSI's stock appreciation rights plan. We also made cash payments of approximately $730,000 to former stockholders of TSI. The $730,000 of cash payments, which were made to stockholders exercising statutory dissenters rights, was recorded by dELiA*s as a reduction in equity. These dissenting stockholders held 104,737 shares (or 9.2% of the outstanding shares) out of an aggregate of 1,134,411 shares of TSI outstanding immediately prior to consummation of the acquisition. None of these dissenting stockholders received consideration other than the cash referred to above. The holders of the remaining outstanding shares (or 90.8% of the outstanding shares) of TSI received only dELiA*s common stock as consideration for their TSI shares, other than cash payments of approximately $137 made for fractional shares. In accordance with pooling-of-interests accounting, we have restated our prior financial statements and information to include TSI as if the companies had been combined for all periods presented.

Prior to the acquisition, TSI's fiscal year ended on December 31. For fiscal 1997, the combined companies reported on the basis of dELiA*s fiscal year. Accordingly, our Consolidated Statement of Income for the fiscal year ended January 31, 1998 includes the results of TSI for the year ended December 31, 1997. As a result, TSI's operations for the one-month period ended January 31, 1998 are not reflected in our Consolidated Statements of Income and Cash Flows for the year ended January 31, 1998. TSI's operating results for the one-month period ended January 31, 1998, comprising of total revenues and a net loss of approximately $1.0 million and $1.1 million respectively, are reflected as an adjustment to retained earnings. The results for this one-month period reflect no unusual items and the seasonal nature of the business.

Merger related costs totaling $1.6 million included professional fees and costs related to the consolidation of distribution facilities, the writeoff of property and equipment and cancellation of contracts.

The table below sets forth the unaudited separate and combined results of dELiA*s and TSI for the fiscal year ended January 31, 1998.


                                        Total Revenues    Net Income (Loss)
                                        --------------    -----------------
                  dELiA*s               $   86,610,000    $       5,861,000
                  TSI                       26,439,000           (1,435,000)
                                        --------------    -----------------
                  Total                 $  113,049,000    $       4,426,000
                                        ==============    =================

gURL, INTERACTIVE INC.
On December 17, 1997, a wholly-owned subsidiary of dELiA*s acquired the net assets of gURL, Interactive Inc., an interactive entertainment Web site, for cash, 5,000 shares of dELiA*s common stock and rights to receive an additional 5,000 shares in fiscal 1998 and 5,000 in fiscal 1999 subject to the satisfaction of certain performance targets. Such targets were achieved prior to fiscal 1999 and the value of the shares subsequently issued was recorded as increases to goodwill and stockholder's equity at the time of achievement. The acquisition was accounted for by the purchase method and the results of the operations of the acquired business have been included in the consolidated financial statements since the date of acquisition. Our operating results would not have been materially different on a pro forma basis assuming the acquisition had occurred on the first day of each fiscal year reported.

THE SCREEEM! BUSINESS
In July 1998, dELiA*s, through two wholly-owned subsidiaries, acquired assets located in 26 retail stores operated under the Screeem! and Jean Country names, as well as the leases for such stores and several related trademarks (together, the "Screeem! Business") from American Retail Enterprises, L.P. The purchase price for the acquisition consisted of $10.0 million in cash and 946,756 shares of dELiA*s Inc. common stock.

The total 946,756 shares issued for the acquisition includes the original issuance of 812,501 shares in fiscal 1998 as well as an additional issue of 168,039 shares in February 2000 net of the cancellation in fiscal 1999 of 33,784 shares for a working capital adjustment. The $1.4 million value of the shares issued in February 2000 was recorded as an increase to goodwill and an adjustment to stockholder's equity in fiscal 1999 as the contingencies relating to such issuance had been satisfied by January 29, 2000. The acquisition was accounted for as a purchase. Accordingly, the operating results of the Screeem! Business have been included in our consolidated financial statements since the date of acquisition. The excess of the aggregate purchase price over the fair market value of net assets acquired of $20.2 million was allocated to goodwill and was being amortized over thirty years. During fiscal 1999, we recorded a restructuring charge in connection with our plan to exit the Screeem! and Jean Country retail operations which included the write-off of the related goodwill. See Note 14.

On a pro forma basis, assuming the acquisition had occurred on the first day of each fiscal year, our net sales, net income and diluted earnings per share would have been approximately $147.8 million, $5.6 million and $0.41, respectively, for the year ended January 31, 1998 and $172.9 million, $4.7 million and $0.32, respectively, for the year ended January 31, 1999. These results are presented for informational purposes only and do not necessarily represent results which would have occurred nor are they indicative of future results of combined operations.

ASSETS OF FULCRUM DIRECT, INC.
In September 1998, dELiA*s acquired certain assets from the estate of Fulcrum Direct, Inc. for approximately $4.75 million in cash. The primary assets included the trademarks and customer lists for the ZOE, STORYBOOK HEIRLOOMS, PLAYCLOTHES, AFTER THE STORK and JUST FOR KIDS catalogs. We also purchased selected inventory and assumed certain Storybook Heirlooms customer refund liabilities. The acquisition has been accounted for as a purchase with the operating results of the acquired business included in our consolidated financial statements since the date of acquisition and the excess of the aggregate purchase price over the fair market value of net assets acquired allocated to goodwill. Our operating results would not have been materially different on a pro forma basis assuming the acquisition had occurred on the first day of each fiscal year reported.

T@PONLINE.COM
On September 1, 1999, iTurf acquired T@ponline.com, Inc. which hosts a leading global Internet portal Web site with information and community services directed at college and university students. The aggregate consideration paid consisted of 1,586,996 newly issued shares of iTurf Class A common stock. The transaction was accounted for under the purchase method of accounting with the operating results of the acquired business included in our consolidated financial statements since the date of acquisition and the excess of the aggregate purchase price over the fair market value of net assets acquired of $19.0 million allocated to goodwill. The goodwill is being amortized over five years. In connection with this issuance of our subsidiary's common stock, we recorded a deferred gain of $6.9 million to additional paid in capital.

4. PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and are depreciated on the straight-line method over the estimated useful lives or, for leasehold improvements, the shorter of the estimated useful lives or the remaining term of the lease. Major classes of property and equipment are as follows:


                                                                 Estimated              January 31,      January 29,
                                                               Useful Lives                1999             2000
                                                               ------------           ------------     -------------
         Furniture, fixtures and equipment                     5 - 10 years           $ 10,862,000     $  20,233,000
         Leasehold improvements                                Term of lease             4,871,000        15,564,000
         Building                                                40 years                        -         5,448,000
         Land                                                       n/a                          -           873,000
                                                                                      ------------     -------------
         Total - at cost                                                                15,733,000        42,118,000
         Less accumulated depreciation                                                   3,191,000         6,635,000
                                                                                      ------------     -------------
         Total property and equipment - net                                           $ 12,542,000     $  35,483,000
                                                                                      ============     =============

5. LONG-TERM DEBT AND CREDIT FACILITIES

On August 6, 1999, we purchased for $6.2 million an approximately 400,000 square foot distribution facility in Hanover, Pennsylvania, the majority of which space we previously leased. We borrowed $5.3 million from Allfirst Bank in the form of a mortgage loan on the property to pay for $5.0 million of the purchase price and $300,000 of planned capital improvements. We are subject to certain covenants under the loan agreement, including a covenant to maintain a fixed charge coverage ratio. On August 10, 1999 we entered into an interest-rate swap agreement with Allfirst Bank under which we effectively converted the LIBOR-based variable interest rate mortgage to a fixed rate loan with an interest rate of approximately 8.78%. At January 29, 2000, the principal balance on the mortgage was $5.3 million. The mortgage principal payments at January 29, 2000 for the next five fiscal years are summarized as follows: 2000 - $105,000; 2001 - $114,000; 2002 - $125,000; 2003 - $136,000; and 2004 - $149,000.

dELiA*s had no long-term debt balances at January 31, 1999.

During fiscal 1999, we borrowed a total of $9.0 million under our credit facility with First Union National Bank. By January 29, 2000, we had repaid $6.0 million so the remaining balance was $3.0 million, all of which is classified as current. The facility consisted of a revolving line of credit permitting us to borrow up to $25 million and provided for the issuance of documentary and standby letters of credit up to $10 million. At both January 31, 1999 and January 29, 2000, outstanding letters of credit were $1.3 million. Our obligations under the Credit Agreement were secured by a lien on substantially all of our assets, except certain real property and the assets of iTurf. Our ability to continue to borrow under the credit agreement was contingent on a number of conditions including our compliance with tangible net worth, fixed charge coverage ratio and debt to cash flow covenants. In addition, amounts outstanding under the facility were limited to specified percentages of the value of our eligible inventory as determined under the credit agreement. At our option, borrowings under this facility bore interest at First Union National Bank's prime rate or at LIBOR plus 200 basis points. The Credit Agreement contained certain covenants and default provisions customary for credit facilities of this nature, including limitations on our payment of dividends. A fee of 0.375% per year was assessed monthly on the unused portion of the line of credit. There were no funds borrowed under our credit agreements during fiscal 1998.

Subsequent to January 29, 2000, we entered into an Amended and Restated Credit Agreement with Congress Financial Corporation that amends and restates the terms of our First Union facility. See Note 15.

During fiscal 1999, interest expense was $670,000.

6. INCOME TAXES

The provision for income taxes is comprised of the following:


                                                           Fiscal 1997           Fiscal 1998         Fiscal 1999
                                                           -----------           -----------         -----------
         Federal:
              Current                                     $   2,262,000         $   1,700,000      $  (2,463,000)
              Deferred                                         (498,000)              918,000         13,185,000
         State and local:
              Current                                           694,000               575,000                  -
              Deferred                                           (2,000)              212,000         (1,652,000)
                                                          -------------         -------------      -------------
      Total provision (benefit)                           $   2,456,000         $   3,405,000      $   9,070,000
                                                          =============         =============      =============

The effective income tax rates differed from the federal statutory income tax rates as follows:


                                                            FISCAL 1997           FISCAL 1998        FISCAL 1999
                                                            -----------           -----------        -----------
         Federal taxes at statutory rates                 $   2,340,000         $   3,144,000      $   6,810,000
         State and local taxes net of federal benefit           451,000               519,000         (1,090,000)
         iTurf valuation allowance                                    -                     -          4,777,000
         Minority interest                                            -                     -         (1,646,000)
         Tax-exempt interest income                            (346,000)             (252,000)                 -
         Other                                                   11,000                (6,000)           219,000
                                                          -------------         -------------      -------------
                                                          $   2,456,000         $   3,405,000      $   9,070,000
                                                          =============         =============      =============

The significant components of our net deferred tax assets are as follows:


                                                                              January 31, 1999      January 29, 2000
                                                                              ----------------      ----------------
      Deferred tax assets:
         Inventory reserves                                                      $   611,000        $  1,043,000
         Net operating loss                                                          595,000           7,510,000
         Uniform capitalization - inventories                                        523,000             594,000
         Reserves and accruals                                                       348,000             385,000
         Sales return allowance                                                      277,000             156,000
         Accrued restructuring                                                             -           9,707,000
         Stock option deduction                                                            -           1,534,000
         Property and equipment                                                            -             224,000
         Valuation allowance                                                               -          (7,795,000)
         Other                                                                        94,000           1,043,000
                                                                                 -----------        ------------
           Total deferred tax assets                                               2,448,000          14,401,000
      Deferred tax liabilities:
         Catalog costs                                                            (2,296,000)         (2,015,000)
         Property and equipment                                                      (37,000)                  -
         Gain on subsidiary IPO                                                            -         (24,125,000)
         Other                                                                             -             (99,000)
                                                                                 -----------        ------------
           Total deferred tax liabilities                                         (2,333,000)        (26,239,000)
                                                                                 -----------        ------------
      Net deferred tax assets (liabilities)                                      $   115,000        $(11,838,000)
                                                                                 ===========        ============

dELiA*s had a net operating loss carryover ("NOL") of approximately $1.4 million at January 29, 2000 representing the separate company loss of TSI existing at the date of acquisition. Although this NOL is subject to limitations under provisions of the Internal Revenue Code, we expect to fully utilize this NOL in future periods.
The NOL expires in 2012.

During fiscal 1999, we generated a NOL of approximately $12.2 million related to our iTurf subsidiary. This NOL expires in 2020. In addition, a state NOL of approximately $22.1 million was established in connection with the Screeem! restructuring. We have established a valuation allowance of $7.8 million against the federal NOL and a portion of the state NOL.

7. STOCKHOLDERS' EQUITY

During the fiscal year ended January 31, 1997, Class B restricted membership interests were granted to certain employees at no cost to these employees. The cost of restricted membership interests, based upon their $217,000 fair market value at the award date, was credited to stockholders' equity and was amortized against earnings over the vesting period of 30 months. Deferred compensation expense recognized during the fiscal years ended January 31, 1998 and 1999 was $92,000 and $50,000, respectively. Immediately prior to our initial public offering in December 1996, the Class B restricted membership interests converted into 704,474 shares of restricted dELiA*s Inc. common stock. During the fiscal year ended January 31, 1998, TSI issued 134,409 additional shares of TSI common stock. Of the 134,409 shares issued, 23,834 shares were used to repay $113,400 of subordinated unsecured notes payable to TSI stockholders. Net proceeds from the sale of the balance of 110,575 shares at $4.75 per share were used principally to fund working capital. The 134,409 shares of TSI common stock were exchanged for 35,300 shares of dELiA*s common stock in the TSI acquisition. See
Note 3.

During fiscal 1999, additional paid-in capital was increased $1.8 million for the tax effect of stock option exercises and decreased $2.4 million for the tax effect of the issuance of iTurf common stock in connection with the OnTap acquisition.

8. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:


                                                      Fiscal 1997             Fiscal 1998            Fiscal 1999
                                                      -----------             -----------            -----------
         Net income                                $    4,426,000            $  5,842,000          $  10,958,000
                                                   ==============            ============          =============
         Weighted-average shares                       12,941,000              13,779,000             14,315,000
         Effect of dilutive securities:
           Stock options                                  142,000                 492,000                948,000
           Contingent stock - acquisitions                      -                  47,000                117,000
                                                    -------------            ------------            -----------
         Denominator for diluted earnings per share
           (adjusted weighted-average and
              assumed conversions)                     13,083,000              14,318,000             15,380,000
                                                    =============            ============          =============
         Basic net income per share                 $        0.34            $       0.42          $        0.77
                                                    ==============           ============          =============
         Diluted net income per share               $        0.34            $       0.41          $        0.71
                                                    ==============           ============          =============

For fiscal 1997, 1998 and 1999, options to purchase 7,000, 165,000 and 883,000 shares, respectively, were outstanding at the end of the period but not included in the computation of diluted earnings per share because their effect would have been antidilutive.

9. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value amounts reported in our balance sheets for cash and cash equivalents and long-term debt approximate fair values. Except for iTurf's $1.0 million investment in a start-up Internet company that is accounted for on the cost method, our total investments of $43.9 million represents iTurf's debt securities that are classified as held-to-maturity and carried at amortized cost. The fair value of our debt security investments at January 29, 2000 is $42.7 million based on quotes obtained from brokers for those instruments while the market value of our other investment is believed to approximate cost.

10. COMMITMENTS AND CONTINGENCIES

LEASES
As of January 29, 2000, dELiA*s was obligated under various long-term non-cancelable leases for office, retail, and warehouse and distribution space and equipment requiring minimum annual rental payments in future periods as follows:


                                                     Capital             Operating
                   Fiscal                            Leases               Leases             Total
                   ------                          -----------         ------------     ------------
                  2000                                $614,000           $7,003,000    $   7,617,000
                  2001                                 614,000            5,870,000        6,484,000
                  2002                                 544,000            5,499,000        6,043,000
                  2003                                 521,000            5,537,000        6,058,000
                  2004                                 130,000            5,356,000        5,486,000
                  2005 and thereafter                        -           22,129,000       22,129,000
                                                    ----------        -------------    -------------
                  Minimum lease payments            $2,423,000        $  51,394,000    $  53,817,000
                                                    ==========        =============    =============

The total minimum payments for capital leases include approximately $200,000 for imputed interest which reduces the total future payments to $2.2 million present value. Amortization of assets recorded under capital leases is classified as depreciation expense.

Our retail store leases typically include contingent rent clauses that will result in higher payments if the store sales exceed expected levels. Some of our operating leases also include renewal options and escalation clauses with terms that are similar to our current leases and typical for the industry. In addition, we are obligated to pay a proportionate share of increases in real estate taxes and other occupancy costs for space covered by our operating leases. Rent expense for the fiscal years ended January 31, 1998, January 31, 1999 and January 29, 2000 was $2.1 million, $4.9 million and $10.3 million, respectively.

BENEFIT PLAN
During fiscal 1999, dELiA*s began a 401(k) retirement plan covering all eligible employees. Under the plan, employees can defer 1% to 15% of compensation. We may make matching contributions on a discretionary basis. The employee's contribution is 100% vested and the employer's matching contribution vests over a five-year period. The new plan replaces a similar plan previously offered to employees of TSI. The employer's contribution was $13,000, $24,000 and $46,000 in fiscal 1997, 1998 and 1999, respectively.

INTERNET MARKETING ALLIANCES
In May 1999, iTurf entered into a strategic marketing alliance with America Online, Inc. Over the two-year term of the agreement, iTurf has agreed to pay America Online a total of approximately $8.1 million, of which $5.0 million was paid as of January 29, 2000.

In August 1999, iTurf entered into a strategic marketing alliance with Microsoft Corporation. Over the one-year term of the agreement, iTurf has agreed to pay Microsoft a total of at least $4.6 million, of which approximately $2.0 million was paid as of January 29, 2000.

In connection with the September 1999 Taponline transaction, iTurf entered into a marketing alliance with MarketSource Corporation, which is owned by certain of the sellers of T@ponline, to promote our network of sites through MarketSource's offline marketing channels. iTurf has committed to purchasing approximately $6.5 million in promotional opportunities through these channels over the next three years. Of this amount, $1.5 million was paid as of January 29, 2000.

LITIGATION
     In 1999, two separate purported securities class action lawsuits were filed against us and certain of our officers and directors and one former officer of a subsidiary. The original complaints were filed in Federal District Court for the Southern District of New York by Allain Roy on June 1, 1999 and by Lorraine Padgett on June 3, 1999. The suits were consolidated into a single class action and an amended and consolidated complaint was filed on March 22, 2000. The complaint in this lawsuit purports to be a class action on behalf of the purchasers of our securities during the period January 20, 1998 through September 10, 1998. The complaint generally alleges that the defendants violated
Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder by making material misstatements and by failing to disclose certain allegedly material information regarding trends in our business. The complaint also alleges that the individual defendants are liable for those violations under
Section 20(a) of the Securities Exchange Act. The complaint seeks unspecified damages, attorneys' and experts' fees and costs, and such other relief as the court deems proper. On April 14, 2000, dELiA*s Inc. and the other named defendants filed a motion to dismiss the lawsuit. Since that date, we are not aware of any changes in the status of the lawsuit.

         We intend to vigorously defend against these actions. Based upon information presently known to management, we do not believe that the ultimate resolution of these lawsuits will have a material adverse effect on our financial condition, results of operations or cash flow.

OTHER
     In connection with our acquisition of the distribution facility, we hired an environmental consultant to perform an assessment of the facility. As a result of that assessment, the seller of the property performed certain soil remediation and created a groundwater remediation plan, each relating to the presence of underground fuel oil, waste oil and gasoline tanks located on the property and subsequently removed by the seller. The Pennsylvania Department of Environmental Protection has released the seller from liability with respect to soil contamination and has approved the ground water remediation plan. The seller has set funds aside in escrow to cover up to $250,000 in ground water remediation costs. We do not believe that the environmental conditions at the facility will have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

11. SEGMENTS

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

We evaluate performance and allocate resources primarily based on profit and loss after expense allocations for shared resources but before unusual items, income taxes, interest and other income and minority interest. There are no material differences between accounting policies used by the reportable segments in preparation of this information and those described in the summary of significant accounting policies in this report.

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

The segment disclosure for fiscal 1997 and 1998 has been restated to reflect the operating segments as defined for fiscal 1999.


                                                               (in thousands)
FISCAL 1997                                 Catalog        Retail         iTurf         Total
                                            -------        ------         -----         -----
Revenues from external customers          $ 104,020     $   8,895     $     134     $ 113,049
Operating profit (loss)                       7,301        (1,571)          (49)        5,681

FISCAL 1998                                 Catalog        Retail         iTurf         Total
                                            -------        ------         -----         -----
Revenues from external customers          $ 116,322     $  38,028     $   4,014     $ 158,364
Operating profit                              6,238         1,226           821         8,285
Property & equipment, net, at year-end        7,118         5,010           414        12,542

FISCAL 1999                                 Catalog        Retail         iTurf         Total
                                            -------        ------         -----         -----
Revenues from external customers          $ 111,275     $  54,676     $  24,821     $ 190,772
Operating loss                              (12,675)      (11,643)      (17,397)      (41,715)
Property & equipment, net, at year-end       16,416        15,781         3,286        35,483


                                                          FISCAL 1997    FISCAL 1998     FISCAL 1999
                                                          -----------    -----------     -----------
                                                                       (in thousands)
      Operating profit (loss) for reportable segments      $7,295        $ 8,285         $(41,715)
      Merger related costs (Note 3)                         1,614             --               --
      Restructuring charge (Note 14)                         --               --           23,668
      Gain on subsidiary IPO and sale of subsidiary stock    --                           (78,117)
      Minority interest                                      --                            (4,865)
      Interest and other income, net                       (1,201)          (962)          (2,429)
                                                           ------        -------         --------
      Total income before taxes                            $6,882        $ 9,247         $ 20,028
                                                           ======        =======         ========

                                                                    JANUARY 31, 1999  JANUARY 29, 2000
                                                                    ----------------  ----------------
                                                                              (in thousands)
      Property and equipment for reportable segments                     $12,542         $ 35,483
      Other assets                                                        69,602          148,557
                                                                         -------         --------
      Total consolidated assets                                          $82,144         $184,040
                                                                         =======         ========

12. STOCK OPTIONS

Prior to our initial public offering, we approved and adopted the 1996 Stock Incentive Plan. Such plan was amended and restated in July 1998. On December 1, 1998, our board of directors approved and adopted the 1998 Stock Incentive Plan. The 1996 Stock Incentive Plan, as amended, and the 1998 Stock Incentive Plan (collectively, the "Incentive Plans") provide for the following types of awards to eligible employees: (i) stock options, including incentive stock options and non-qualified stock options; (ii) stock appreciation rights, in tandem with stock options or freestanding; and (iii) restricted stock. Awards may be granted singly, in combination or in tandem, as determined by a committee of our board of directors. The maximum number of shares of common stock that may be issued pursuant to the Incentive Plans is 3,500,000. The maximum number of shares of common stock subject to each of the stock options or stock appreciation rights that may be granted to any individual under the Incentive Plans is 200,000 for each fiscal year under the 1996 Stock Incentive Plan, as amended, and 400,000 under the 1998 Stock Incentive Plan. If a stock appreciation right is granted in tandem with a stock option, it shall apply against the individual limits for both stock options and stock appreciation rights, but only once against the maximum number of shares available under the Incentive Plans.

An executive is party to a stock option agreement with us pursuant to which the we granted such executive an option to purchase up to an aggregate of 250,000 shares of our common stock at an exercise price of $11.00 per share, the fair market value on the date of grant. The option becomes exercisable as to 50,000 shares on each of July 21, 1997, 1998, 1999, 2000 and 2001.

On June 22, 1998 and September 15, 1998, in an effort to retain employees at a time when a significant percentage of employee stock options had exercise prices that were above fair market value, we reduced the exercise price of outstanding common stock options held by our employees, consultants and directors to the fair market value per share as of the date of the reduction in price. All options maintained the same vesting and expiration terms. Not all grants to officers were repriced. Executive officers forfeited a portion of prior grants in connection with the repricing.

On September 16, 1998, two employees and a financial advisor were granted options to purchase stock in a wholly-owned subsidiary. The options become exercisable two years after the date of grant and expire ten years after the date of grant. The defined exercise price is equal to the fair market value at the date of grant.

On January 1, 1999, iTurf established a stock incentive plan, reserved shares for grant under the plan and issued employees options to purchase stock at the fair market value at that date. Additional options were granted during fiscal 1999. The majority of these options vest 20% per year beginning one year from the date of grant, while some of the options vest in eight six-month intervals generally beginning six months from the date of grant. At January 29, 2000, options to purchase approximately 3.0 million shares of iTurf stock remained outstanding with options to purchase approximately 10% of those shares exercisable.

A summary of dELiA*s stock option activity for the three most recent fiscal years is as follows:


                                                  Fiscal 1997              Fiscal 1998             Fiscal 1999
                                           ----------------------- -----------------------  -----------------------
                                                        Weighted                Weighted                  Weighted
                                           Options   Exercise Price  Options  Exercise Price  Options   Exercise Price
                                           -------   --------------  -------  --------------  -------   --------------
      Outstanding at beginning of period     383,750   $  11.00       744,437    $ 14.96     3,039,110   $   6.77
         Granted (excludes repricing)        362,937      19.13     2,496,183      15.83       847,033      13.61
         Exercised                            (2,250)     11.00       (49,010)      6.56      (206,785)      5.81
         Canceled (excludes repricing)             -          -      (152,500)     18.04      (292,725)      9.74
                                           ---------                ---------                ---------
      Outstanding at end of period           744,437   $  14.96     3,039,110    $  6.77     3,386,633    $  8.28
                                           =========   ========     =========    =======     =========    =======

      Options exercisable at end of period   107,500   $  11.24       351,327    $  5.75     1,230,930    $  6.21
                                           =========   ========     =========    =======     =========    =======

The following summarizes dELiA*s stock option information at January 29, 2000:


                                             Options Outstanding                         Options Exercisable
                                         --------------------------------------    ---------------------------------
                                         Weighted-Average
      Range of                Number         Remaining       Weighted-Average         Number      Weighted-Average
     Exercise Prices      Outstanding    Contractual Life    Exercise Price        Exercisable    Exercise Price
      $5.75 to $8.63         2,536,600       9 years              $6.19              1,136,432         $5.86
      $8.54 to $12.94          285,000       9 years             $10.29                 85,998         10.09
      $12.95 to $19.38         527,600       9 years             $16.07                  8,500         13.75
      $19.39 to $28.88          37,433       9 years             $24.86                      -           -
                          ------------                                            ------------
      Total                  3,386,633       9 years              $8.28              1,230,930         $6.21
                          ============                                            ============

dELiA*s applies APB No. 25 and related interpretations in accounting for the Incentive Plans and the iTurf plan. Accordingly, no compensation expense has been recognized for these plans in fiscal 1997, 1998 or 1999. Had compensation expense been determined based on the fair value of stock option grants on the date of grant in accordance with SFAS No. 123, grants of options to purchase our common stock would have had the following effect on our net income and earnings per share:


                                                                Fiscal 1997          Fiscal 1998        Fiscal 1999
                                                                -----------          -----------        -----------
         Pro forma net income                                   $     3,345          $     1,663        $     5,484
                                                                ===========          ===========        ===========
         Pro forma basic net income per share                   $      0.26          $      0.12        $      0.38
                                                                ===========          ===========        ===========
         Pro forma diluted net income per share                 $      0.26          $      0.12        $      0.36
                                                                ===========          ===========        ===========

The average estimated fair market value of options granted during fiscal 1997, 1998 and 1999 was $7.30, $3.00 and $7.34 per share, respectively. In preparing such estimates, we used the Black-Scholes option-pricing model with the following weighted average assumptions used: no dividend yield; expected volatility of 45%, 65% and 65%, respectively, risk-free interest rate of 5.5%, 4.6% and 5.5%, respectively; expected lives of three to five years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because our stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

13. FAMILY STOCKHOLDERS AGREEMENT

Immediately prior to our initial public offering in December 1996, certain stockholders (the "Family Holders") and a stockholder/executive of dELiA*s (the "Executive") entered into a stockholders' agreement with dELiA*s (the "Family Stockholders Agreement"). The Family Holders are permitted to transfer shares of dELiA*s stock owned by them in accordance with the requirements of Rule 144 under the Securities Act of 1933. The Family Stockholders Agreement also permits each of the Family Holders to cause us to register shares of our common stock under some circumstances concurrently with offerings of common stock by us. dELiA*s will generally be required to bear the expenses of all such registrations, except underwriting discounts and commissions. In addition, the Family Stockholders Agreement gives the Executive the right to vote all of the shares of dELiA*s common stock owned by the Family Holders on all matters that come before our stockholders. The Family Holders collectively owned 20.2 percent of the outstanding dELiA*s common stock as of January 29, 2000. The Family Stockholders Agreement will expire in December 2006.

14. RESTRUCTURING CHARGE

During fiscal 1999, we recorded a charge of approximately $24.2 million in connection with our restructuring plan to exit our Screeem! and Jean Country retail operations. The charge is comprised of the following:
        - $19.4 million for the write-off of the remaining unamortized balance of goodwill and other intangibles relating to our acquisition of the Screeem! and Jean Country retail operations;
        - $3.6 million for the shut-down of certain retail stores of which $2.3 million represented the write-off of assets that would no longer be used and $1.3 million, primarily relating to future lease costs, was accrued;
        - $700,000 for the elimination of approximately 50 jobs at the Screeem! corporate office and the store locations to be closed, resulting in employee severance costs; and
        - $500,000 for the liquidation of inventory carried at stores to be converted or closed (reflected in cost of sales).

The total charge of $24.2 million includes $23.7 million that is included in operating expenses as a restructuring charge and $500,000 included as cost of sales.

During fiscal 1999, we incurred approximately $200,000 for costs relating to store shut-down, $300,000 for inventory liquidation and $100,000 for employee severance. We expect the $1.7 million that remains accrued at January 29, 2000 for store shut-down and employee severance costs and the $200,000 that remains as an offset to inventory to be incurred in early fiscal 2000.

15. SUBSEQUENT EVENTS

On February 15, 2000, iTurf acquired theSpark.com, Inc. The aggregate consideration paid consisted of 1,099,988 newly issued shares of iTurf Class A common stock. The transaction was accounted for under the purchase method of accounting.

On April 26, 2000, we received a waiver through the first quarter of fiscal 2001 of the fixed charge coverage ratio convenant under our Allfirst mortgage loan.

On April 28, 2000, we entered into an Amended and Restated Credit Agreement with Congress Financial Corporation that amends and restates the terms of our First Union credit facility and goes through April 2003. The new facility has similar terms to the First Union facility but provides us with a higher initial borrowing base and contains controls on our cash management and certain limits on our ability to distribute assets.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.



                                        /s/ Stephen I. Kahn
                                        -----------------------------
                                        Stephen I. Kahn
                                        Chairman of the Board and
                                        Chief Executive Officer
Date:  April 28, 2000



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURES                                  TITLE                                 DATE

/s/ Stephen I. Kahn                   Chairman of the Board and                   April 28, 2000
-------------------------      Chief Executive Officer
Stephen I. Kahn                       (principal executive officer)

/s/ Evan Guillemin                    President, Chief Financial                  April 28, 2000
-------------------------             Officer and Treasurer
Evan Guillemin                        (principal financial and accounting officer)


/s/ Christopher C. Edgar              Vice Chairman, Chief                        April 28, 2000
-------------------------             Operating Officer and Director
Christopher C. Edgar


/s/ Clare Copeland
-------------------------             Director                                    April 28, 2000
Clare Copeland

/s/ S. Roger Horchow                  Director                                    April 28, 2000
-------------------------
S. Roger Horchow

/s/ Geraldine Karetsky                Director                                    April 28, 2000
-------------------------
Geraldine Karetsky

/s/ Joseph J. Pinto                   Director                                    April 28, 2000
-------------------------
Joseph J. Pinto

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

10.12 Lease Agreement dated April 11, 1997 between dELiA*s Inc. and Keystone Distribution Center, Inc. (incorporated by reference to Exhibit 10.12 to the dELiA*s Inc. Annual Report on Form 10-K for the fiscal year ended January 31, 1997)

10.13 Agreement dated April 4, 1997 between dELiA*s Inc. and The Rector, Church Wardens and Vestrymen of Trinity Church in the City of New York amending the Lease Agreement (incorporated by reference to Exhibit 10.13 to the dELiA*s Inc. Annual Report on Form 10-K for the fiscal year ended January 31, 1997)

10.14 Agreement dated October 7, 1997 between dELiA*s Inc. and The Rector, Church Wardens and Vestrymen of Trinity Church in the City of New York amending the Lease Agreement (incorporated by reference to Exhibit 10.14 to the dELiA*s Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1997)

10.15 Amendment No. 1 to Employment Agreement between dELiA*s Inc. and Christopher C. Edgar, dated September 15, 1998 (incorporated by reference to Exhibit 10.15 to the dELiA*s Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1998)

10.16 Amendment No. 1 to Employment Agreement between dELiA*s Inc. and Evan Guillemin, dated September 15, 1998 (incorporated by reference to
        Exhibit 10.16 to the dELiA*s Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1998)

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

10.27 Registration Rights Agreement between iTurf and Marketsource Corporation (incorporated by reference to Exhibit 10.19 to the iTurf Inc. Registration Statement on Form S-1 (Registration No. 333-90435))

10.28 Amendment No. 2 to Employment Agreement between dELiA*s Inc. and Christopher C. Edgar, dated October 18, 1998 (incorporated by reference to Exhibit 10.28 to the dELiA*s Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1999)

10.29 Amendment No. 2 to Employment Agreement between dELiA*s Inc. and Evan Guillemin, dated October 18, 1998 (incorporated by reference to
        Exhibit 10.29 to the dELiA*s Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1999)

10.30 Employment Agreement dated August 1998 between Storybook Inc. (a wholly-owned subsidiary of dELiA*s Inc.) and Estelle DeMuesy (incorporated by reference to Exhibit 10.30 to the dELiA*s Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended October 31,
        1999)

10.31* Employment Agreement dated February 2, 2000 between dELiA*s Inc. and R. James Cooper

21*     Subsidiaries of the Registrant

23.1*   Consent of Ernst & Young LLP

23.2*   Consent of Deloitte & Touche LLP

27.1*   Financial Data Schedule

------------------
*   Filed herewith
** Confidential treatment granted as to certain portions, which portions have been omitted and filed separately with the SEC.