Form 10-K/A
period 2000-01-29
DELIAS INC
filed 2000-05-25
CIK 1026114

      AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MAY 25, 2000
================================================================================

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

                                 --------------

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

                     Common Stock, $.01 par value per share
                                (TITLE OF CLASS)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                      ----    ----

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

                                 --------------

================================================================================

PART III OF THE ANNUAL REPORT ON FORM 10-K OF DELIA*S INC. FOR THE YEAR ENDED JANUARY 29, 2000 IS AMENDED IN ITS ENTIRETY TO ADD THE FOLLOWING INFORMATION:

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

EXECUTIVE OFFICERS AND DIRECTORS

      Our executive officers and directors are as follows:


NAME                                 AGE     POSITION
----                                 ---     --------
Stephen I. Kahn (2)                  34      Chief Executive Officer and Chairman of the Board

Christopher C. Edgar                 34      Chief Operating Officer and Vice Chairman of the Board

Evan Guillemin                       35      President

Clare R. Copeland (1)(2)             64      Director

S. Roger Horchow (1)(3)              71      Director

Geraldine Karetsky                   59      Director

Joseph J. Pinto (1)(2)(3)            67      Director

R. James Cooper                      47      Executive Vice President, Chief Financial Officer and Treasurer

Estelle DeMuesy                      40      Executive Vice President of Direct Marketing

Beth Kressley                        35      Senior Vice President of Brand Management

Timothy B. Schmidt                   35      Senior Vice President, General Counsel and Secretary

Patricia Waechter                    45      Executive Vice President of Retail

Seth Walter                          35      Senior Vice President of Operations


------------
(1)  Member of Audit Committee.
(2)  Member of Compensation Committee.
(3)  Member of Stock Incentive Plan Committee.


      STEPHEN I. KAHN has served as our Chief Executive Officer since co-founding the Company in 1993 and as Chairman of the Board of Directors since October 1996 and, until March 1999, served as our President. Since September 1997, he has also served as President, Chief Executive Officer and Chairman of the board of directors of iTurf Inc., our majority-owned, publicly-traded Internet-focused subsidiary. He also served as a member of the board of managers of dELiA*s LLC (a predecessor of the Company). He is a director of Happy Kids Inc., a publicly-traded designer and marketer of custom-designed, licensed and branded children's apparel, and Danier Leather Inc., a publicly-traded integrated designer, manufacturer and retailer of high quality, high fashion leather and suede clothing.

      CHRISTOPHER C. EDGAR has served as Executive Vice President, Chief Operating Officer and Director since October 1996 and was elected Vice Chairman of our board of directors in March 1999. He was previously Executive Vice President of dELiA*s LLC and a member of the board of managers of dELiA*s LLC from the time he co-founded the Company in 1993. Mr. Edgar has also served as a Vice President of iTurf and a member of the board of iTurf since iTurf's incorporation in 1997.

      EVAN GUILLEMIN has served as our President since March 1999 and served as our Chief Financial Officer and Treasurer from July 1996 to March 2000. Mr. Guillemin is also a Vice President of iTurf and a member of the board of iTurf and served as the Chief Financial Officer of that subsidiary from 1997 to 1999. Prior to joining the Company, he was employed by K-III Communications Corporation, a media investment company, first as an associate with and later as a director of acquisitions.

      CLARE R. COPELAND joined the Board of Directors in June 1999. From 1993 to 1999, he served as President and Chief Executive Officer of Peoples Jewellers Corporation, Canada's largest jewelry chain. He is also the Chairman of Toronto Hydro, North America's second largest utility, and a member of the Board of Directors of several companies including Scott's Restaurants, RIOCAN (Canada's largest retail REIT), Molson Indy Foundation and Danier Leather Inc. He is also a member of the Executive Committee of the Retail Council of Canada and the Advisory Board of Richard Ivey School of Business.

      S. ROGER HORCHOW joined the Board of Directors of the Company in October 1996. He is chairman of GoodHome Inc., an Internet retailer of home furnishings. He was the founder and chairman of the Horchow Collection, a direct marketer of specialty home and fashion products, from 1971 until 1990. He is also a director of Public Radio International, the Museum of Modern Art in New York City, Up With People and the Dallas Symphony Orchestra and serves on the Board of Governors of the Yale University Art Gallery. He has been chairman of R. Horchow Productions, Inc., a theatrical production company, since 1990 and served as a merchandise consultant to Sotheby's, an auctioneer of art and collectibles, from September 1996 to March 1997.

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

      R. JAMES COOPER has served as our Chief Financial Officer, Executive Vice President and Treasurer since March 2000. Prior to joining dELiA*s, he worked for Sara Lee Corporation for a period of 14 years where he held the positions of Senior Vice President and Chief Financial Officer of the Coach Leatherware division and, prior to that, Senior Vice President and Chief Financial Officer of the Playtex Apparel, Inc. subsidiary.

      ESTELLE DEMUESY has served dELiA*s as Executive Vice President of Direct Marketing since November 1999. From 1995 until she assumed her current position, Ms. DeMuesy was President and Chief Executive Officer of Storybook Heirlooms, a business that we acquired in September 1998.

      BETH KRESSLEY joined dELiA*s as Vice President of Direct Marketing in June 1999 and has served dELiA*s as Senior Vice President of Brand Development since November 1999. She also recently became the General Manager of dELiAs.cOm. Prior to joining dELiA*s, Ms. Kressley worked as a Manager at the Boston Consulting Group from 1994 to 1999 focusing primarily on strategy and branding issues within the consumer goods and retail industries.

      TIMOTHY SCHMIDT has served as Senior Vice President, General Counsel and Secretary of dELiA*s since July 1999. Prior to joining us, Mr. Schmidt was associated with the law firm of Cravath, Swaine and Moore LLP from 1995.

      PATRICIA WAECHTER has served as Executive Vice President of Retail since March 2000. She previously worked as Vice President and General Merchandise Manager for Mothers Work Inc. from July 1999 and was employed by Paul Harris Stores, Inc., most recently as Senior Vice President of Merchandising and Planning, from 1995 to July 1999.

      SETH WALTER has served as Senior Vice President of Operations since November 1999. He prioviosly served as Senior Vice President of Inventory Management. From 1987 to 1995, when he joined dELiA*s, he worked for Williams Sonoma in various operational roles including sales and inventory management.

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

ITEM 11.  EXECUTIVE COMPENSATION

         The following table sets forth certain information concerning compensation awarded to, earned by or paid during the past three years to those persons who were, for fiscal 1999, our Chief Executive Officer and our four most highly compensated executive officers (collectively, the "named executive officers"). Except as disclosed below, the aggregate value of all perquisites and other personal benefits, securities or property did not exceed 10% of the total of annual salary and bonus for each named executive officer.


                                                   ANNUAL COMPENSATION       LONG-TERM COMPENSATION    ALL OTHER COMPENSATION
                                                   -------------------       ----------------------    ----------------------
                                     FISCAL                                   SECURITIES UNDERLYING
NAME AND PRINCIPAL POSITION           YEAR       SALARY            BONUS            OPTIONS
---------------------------           ----       ------            -----            -------
Stephen I. Kahn                       1999      $190,000(1)             --          100,000(2)                $33,814(4)
    Chairman of the Board and         1998       100,000                --        1,095,125(3)                     --
    Chief Executive Officer           1997       100,000                --           80,000                        --

Christopher C. Edgar                  1999      $163,269                --               --                        --
    Vice Chairman of the Board and    1998       117,308                --          530,250(5)                     --
    Chief Operating Officer           1997       103,846                --           60,000                        --

Evan Guillemin                        1999      $163,269                --               --                        --
    President                         1998       117,308                --          406,250(6)                     --
                                      1997       103,846                --               --                        --

Alex S. Navarro (7)                   1999      $115,077(8)             --               --                        --
                                      1998        85,000           $25,000          424,688(9)                     --
                                      1997        57,077                --           55,000                        --


(1) Includes $90,000 of salary paid by our iTurf subsidiary.
(2) These options represent options to purchase common stock of iTurf.
(3) Includes repricing of previously granted options to purchase 216,000 shares of our common stock and options to purchase 503,125 shares of Class A common stock of iTurf.
(4) Includes reimbursement for personal legal and accounting fees of $19,351 ($12,899 of which was paid by iTurf) in accordance with the terms of Mr. Kahn's employment agreements with dELiA*s and iTurf.
(5) Includes repricing of previously granted options to purchase 162,000 shares of our common stock and options to purchase 86,250 shares of Class A common stock of iTurf.
(6) Includes repricing of previously granted options to purchase 270,000 shares of our common stock and options to purchase 86,250 shares of Class A common stock of iTurf.
(7) Mr. Navarro served as our Senior Vice President of Development and Legal Affairs, General Counsel and Secretary from April 1997, when his employment with us commenced, until July 1999. Mr. Navarro continues to serve as our Counselor at Law and Assistant Secretary. He has served as Chief Operating Officer and Secretary of iTurf since December 1998 and previously served iTurf as Senior Vice President of Operations from December 1997.
(8) Represents salary paid by our iTurf subsidiary.
(9) Includes repricing of previously granted options to purchase 180,000 shares of our common stock and options to purchase 179,688 shares of Class A common stock of iTurf.


                        OPTION GRANTS IN LAST FISCAL YEAR

      The following table sets forth certain information with respect to individual grants of stock options made during fiscal 1999 to each of the named executive officers who received stock options grants in such year. Unless otherwise noted below, all options granted represent options to purchase shares of our common stock. We did not make any SAR grants in fiscal 1999.


                                                PERCENT OF
                                                  TOTAL
                                NUMBER OF        OPTIONS
                               SECURITIES       GRANTED TO   EXERCISE                       POTENTIAL REALIZABLE VALUE
                               UNDERLYING       EMPLOYEES     PRICE                         AT ASSUMED ANNUAL RATES OF
                                 OPTIONS        IN FISCAL     (PER     EXPIRATION           STOCK PRICE APPRECIATION
NAME                           GRANTED (#)       YEAR (2)     SHARE)      DATE                 FOR OPTION TERM (3)
----                           -----------      ----------   --------  ----------          ---------------------------



                                                                                                 5%               10%
Stephen I. Kahn               100,000 (1)      6.4              $22.00       4/8/09      $1,383,568        $3,506,233


(1) These options represent options to purchase common stock of iTurf.
(2) The calculation of percentage of total options granted for iTurf grants reflects only options to purchase common stock of that subsidiary.
(3) The assumed annual rates of appreciation of 5% and 10% would result in the price of a share of iTurf Class A common stock increasing from $13.00 at January 29, 2000 to $21.18 and $33.72, respectively, over ten years.

                          FISCAL YEAR-END OPTION VALUES

      The following table presents certain information concerning unexercised options held by the named executive officers as of January 29, 2000. None of the named executive officers exercised options during fiscal 1999.


                                NUMBER OF SECURITIES           VALUE OF UNEXERCISED
                               UNDERLYING UNEXERCISED        IN-THE-MONEY OPTIONS AT
                              OPTIONS AT FISCAL YEAR-            FISCAL YEAR-END
                                  END EXERCISABLE/                 EXERCISABLE/
NAME                             UNEXERCISABLE (1)              UNEXERCISABLE (2)
--------------------------- ---------------------------- --------------------------------
Stephen I. Kahn                       291,391/                      $  471,923/
                                      743,734                       $1,647,452

Christopher C. Edgar                  172,782/                      $  221,496/
                                      237,486                       $  357,954

Evan Guillemin                        175,782/                      $  224,871/
                                      165,468                       $  375,954

Alex S. Navarro                       72,462/                       $  138,012/
                                      222,226                       $  645,428


(1) Options held by Messrs. Kahn, Edgar, Guillemin and Navarro include exercisable options to purchase 75,391, 10,782, 10,782 and 22,462 shares, respectively, of iTurf common stock and unexercisable options to purchase 527,734, 75,468, 75,468 and 157,226 shares, respectively, of iTurf common stock.
(2) The intrinsic values of iTurf options that were in the money at January 29, 2000 were calculated using the year-end iTurf market value of $13.00 and are included in the value of in-the-money options above. The value of exercisable options include $228,923, $39,246, $39,246 and $81,762, respectively, and the value of unexercisable options include $1,602,452, $274,704, $274,704 and $572,303, respectively, relating to iTurf.

                           TEN YEAR OPTION REPRICINGS

         The following table sets forth certain information concerning stock options repriced during fiscal 1998, including (i) the name of each executive officer whose options were repriced, (ii) the date of such repricing, (iii) the number of securities underlying repriced options, (iv) the per share market price of the underlying security at the time of the repricing, (v) the original exercise price of the option at the time of repricing, (vi) the per share exercise price of the repriced option and (vii) the length of the original option term remaining at the date of exchange.


                                                                                                                   LENGTH OF
                                               NUMBER OF       MARKET      EXERCISE                             ORIGINAL OPTION
                                              SECURITIES      PRICE OF      PRICE                                    TERM
                                              UNDERLYING      STOCK AT     AT TIME                               REMAINING AT
                                               OPTIONS        TIME OF        OF                                     DATE OF
NAME                                  DATE     REPRICED      REPRICING    REPRICING      NEW EXERCISE PRICE        REPRICING
----                                  ----     --------      ---------    ---------      ------------------        ---------
Stephen I. Kahn                     9/15/98     72,000          $5.75       $18.25             $5.75                8.5 years
     Chairman of the Board and      9/15/98     72,000           5.75        27.75              5.75                9.4 years
     Chief Executive Officer        9/15/98     72,000           5.75        26.00              5.75                9.5 years

Christopher C. Edgar                9/15/98     54,000           5.75        18.25              5.75                8.5 years
     Vice Chairman of the Board     9/15/98     54,000           5.75        27.75              5.75                9.4 years
     and Chief Operating Officer    9/15/98     54,000           5.75        26.00              5.75                9.5 years

Evan Guillemin                      9/15/98    225,000           5.75        11.00              5.75                8.3 years
     President                      9/15/98     45,000           5.75        27.75              5.75                9.4 years

Alex S. Navarro                     6/22/98     55,000          15.875       16.75             15.875               8.8 years
                                    6/22/98     15,000          15.875       27.75             15.875               9.7 years
                                    6/22/98      5,000          15.875       25.125            15.875               9.8 years
                                    9/15/98     55,000           5.75        15.875             5.75                8.5 years
                                    9/15/98     15,000           5.75        15.875             5.75                9.4 years
                                    9/15/98      5,000           5.75        15.875             5.75                9.5 years
                                    9/15/98     30,000           5.75        18.00              5.75                9.8 years


COMPENSATION OF DIRECTORS

      The Company pays its directors who are neither employees of the Company nor members of the Kahn family $1,500 for each directors' meeting and each committee meeting attended (plus reimbursement for out-of-pocket expenses). Under the Company's Stock Incentive Plans (the "Incentive Plans"), each non-employee director who is not a member of the Kahn family was granted an option to purchase 40,000 shares of Common Stock at an exercise price equal to the fair market value of the common stock on the date of grant. All options granted to non-employee directors will become exercisable at the rate of 20% on each of the first five anniversaries of the date of grant, assuming the non-employee director is a director on those dates, and all such options generally will cease to be exercisable ten years from the date of grant. Upon a Change of Control (as defined in the Incentive Plans) and, in the case of directors elected prior to November 15, 1996 who are neither members of the Company's management nor members of the Kahn family, upon a termination of directorship other than for cause or as a result of a refusal to stand for re-election, all options (which have not yet expired) will automatically become exercisable. Directors who are employees of the Company or members of the Kahn family are not compensated for services as directors.

EMPLOYMENT AGREEMENTS

      In connection with our initial public offering in December 1996, Messrs. Kahn and Edgar (the "Executives") entered into three-year agreements with the Company providing for the continuation of their employment at minimum annual salaries of $100,000 and $200,000 (increased from $100,000 effective September 15, 1998 and from $150,000 effective October 18, 1999), respectively, subject to annual upward adjustment in proportion to the increase in the consumer price index plus such increases in salary and such bonuses as the Board of Directors may from time to time approve. These agreements expired in December 1999, and a proposal to extend the agreements is under review by the Compensation Committee. If an Executive dies, or, as a result of disability, is unable to perform substantially all his duties for a period of nine consecutive months, the Company may terminate his employment (not earlier than 30 days and not later than 90 days after the expiration of the nine-month period), in which event the Executive (or his heirs or estate) will be entitled to his salary for the remainder of the term of the agreement. Mr. Guillemin entered into an employment agreement with the Company providing for the continuation of his employment at an annual salary of $200,000 (increased from $100,000 effective September 15, 1998 and from $150,000 effective October 18,
1999) on substantially the same terms and conditions as the Executives, except that the term of Mr. Guillemin's agreement expires on July 31, 2001.

      In connection with the initial public offering of iTurf on April 14, 1999, Mr. Kahn entered into a three-year agreement with iTurf providing for the continuation of his employment as that company's Chairman of the Board and Chief Executive Officer at terms identical to the agreement between Mr. Kahn and dELiA*s described above.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      Prior to the completion of our initial public offering (the "Offering") in December 1996, compensation policies and decisions, including those relating to salary, bonuses and benefits of executive officers, had been set or made by the Board of Directors. Upon completion of the Offering, the Board of Directors created a Compensation Committee, which recommends to the Board the compensation to be paid to our executive officers in their capacities as such. In addition, the Compensation Committee ratifies compensation policies and decisions approved by the board of directors of iTurf relating to our executive officers. Awards made under the Incentive Plans are approved by the Stock Incentive Plan Committee of the Board of Directors.

      The Compensation Committee currently consists of Stephen I. Kahn, Clare Copeland and Joseph J. Pinto. Mr. Kahn is our Chief Executive Officer. The Stock Incentive Plan Committee currently consists of S. Roger Horchow and Mr. Pinto. Other than the foregoing, there were no compensation committee interlocks or insider participation during fiscal 1999.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information as of May 15, 2000 with respect to the Common Stock beneficially owned by (i) each person known by the Company to be the beneficial owner of more than 5% of the shares of Common Stock, (ii) each director individually, (iii) each named executive officer individually and (iv) all executive officers and directors as a group.



                                       dELiA*S SHARES           SHARES OF iTURF CLASS A             SHARES OF iTURF CLASS B
                                     BENEFICIALLY OWNED        COMMON BENEFICIALLY OWNED           COMMON BENEFICIALLY OWNED
                                     ------------------     -------------------------------     -------------------------------
                                                                      PERCENTAGE   VOTING                 PERCENTAGE   VOTING
NAME AND ADDRESS                     NUMBER     PERCENT     NUMBER      OWNED     POWER (9)     NUMBER      OWNED     POWER (9)
----------------                     ------     -------     ------    ----------  ---------     ------    ----------  ---------
5% STOCKHOLDERS

Stephen I. Kahn (1)................ 6,296,470    40.96%     230,782     2.6%          *       11,425,000    100.0%      88.9%
  435 Hudson Street
  New York, New York 10014

Geraldine Karetsky (2).............   978,098     6.48         --        --          --            --         --         --
  1660 Silverking Drive
  Aspen, Colorado 81611

OTHER NAMED EXECUTIVE OFFICERS
AND DIRECTORS

Christopher C. Edgar (3)...........   762,163     4.98        36,564      *           *            --          --         --
Evan Guillemin (4).................   173,942     1.14        36,564      *           *            --          --         --
Alex S. Navarro (5)................    65,000        *        47,924      *           *            --          --         --
S. Roger Horchow (6)...............    34,000        *          --       --          --            --          --         --
Joseph J. Pinto (7)................    49,000        *          --       --          --            --          --         --
Clare R. Copeland (8)..............    11,000        *          --       --          --            --          --         --
Directors and executive officers
  as a group (12 individuals)...... 7,539,747    47.18%      437,711    4.9%          *       11,425,000    100.0%      88.9%


---------------------
*    Less than 1%.

(1) Includes (a) 2,999,825 shares of dELiA*s Common Stock directly owned by Mr. Kahn, (b) 288,000 shares which Mr. Kahn has an option to purchase which is exercisable (or will become exercisable within 60 days) and
     (c) 3,008,645 shares of dELiA*s Common Stock that Mr. Kahn has the sole power to vote and share power to restrict distribution of pursuant to a stockholders agreement. As Chief Executive Officer and Chairman of the Board of dELiA*s Inc., Mr. Kahn may be deemed to share voting power with respect to all the shares of iTurf Common Stock held by dELiA*s Inc.
     Mr. Kahn expressly disclaims beneficial ownership of such shares, except to the extent of his pecuniary interest therein. iTurf Class A shares include 150,782 shares which Mr. Kahn has an option to purchase which is exercisable (or will become exercisable within 60 days).

(2) Includes 970,042 shares of dELiA*s Common Stock owned by Ms. Karetsky as trustee for the Geraldine Karetsky 2000 Trust, and 7,356 shares of dELiA*s Common Stock owned by Ms. Karetsky as trustee for The Ruth Kahn Trust f/b/o Sidney Kahn. Ms. Karetsky shares power to dispose of such shares.

(3) Includes 216,000 shares of dELiA*s Common Stock and 21,564 shares of iTurf Class A Common Stock that Mr. Edgar has an option to purchase which is exercisable (or will become exercisable within 60 days).

(4) Includes 165,000 shares of dELiA*s Common Stock and 21,564 shares of iTurf Class A Common Stock which Mr. Guillemin has an option to purchase which is exercisable (or will become exercisable within 60 days).

(5) Includes 65,000 shares of dELiA*s Common Stock and 44,924 shares of iTurf Class A Common Stock which Mr. Navarro has an option to purchase which is exercisable (or will become exercisable within 60 days).

(6) Includes 24,000 shares of dELiA*s Common Stock which Mr. Horchow has an option to purchase which is exercisable (or will become exercisable within 60 days).

(7) Includes 24,000 shares of dELiaA*s Common Stock which Mr. Pinto has an option to purchase which is exercisable (or will become exercisable within 60 days) and 25,000 shares of dELiaA*s Common Stock which Mr. Pinto owns as trustee and which Mr. Pinto has the power to dispose of and vote.

(8) Includes 8,000 shares which Mr. Copeland has an option to purchase which is exercisable (or will become exercisable within 60 days).

(9) Voting power reflects the fact that each share of iTurf Class B common stock is entitled to six votes, while iTurf Class A common stock is entitled to one vote per share.

FAMILY STOCKHOLDERS AGREEMENT

      Certain members of Stephen I. Kahn's family and trusts for the benefit of such persons (the "Family Holders") and Stephen I. Kahn have entered into a stockholders agreement with the Company (the "Family Stockholders Agreement"). The Family Stockholders Agreement gives Stephen I. Kahn the right to vote all the shares of Common Stock owned by the Family Holders on all matters that come before the stockholders of the Company. The Company believes the Family Holders, collectively, owned 20% of the outstanding Common Stock as of May 15, 2000. The Family Stockholders Agreement will expire on December 18, 2006.

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


Date: May 25, 2000

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

10.17 Credit Agreement dated December 7, 1998 between First Union National Bank, dELiA*s Inc. and the subsidiaries listed on Schedule 1 thereto (incorporated by reference to Exhibit 10.17 to the dELiA*s Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended October 31,
         1998)

10.18 1998 Stock Incentive Plan (incorporated by reference to Exhibit 10.17 to the dELiA*s Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1998)

10.19 Intercompany Services Agreement between dELiA*s Inc. and iTurf Inc., dated April 8, 1999 (incorporated by reference to Exhibit 10.1 to the iTurf Inc. registration statement on Form S-1 (Registration No. 333-71123))

10.20 Trademark License Agreement between dELiA*s Inc. and iTurf Inc., dated April 8, 1999 (incorporated by reference to Exhibit 10.2 to the iTurf Inc. registration statement on Form S-1 (Registration No. 333-71123))

10.21 Amendment No. 1, dated April 8, 1999, to Credit Agreement between First Union National Bank, dELiA*s Inc. and our subsidiaries listed on the signature page thereto (incorporated by reference to Exhibit 10.21 to the dELiA*s Inc. annual report on Form 10-K for the fiscal year ended January 31, 1999)

10.22 Advertising Agreement between iTurf and America Online, Inc., dated May 4, 1999 (incorporated by reference to Exhibit 10.16 to the iTurf Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended
         May 1, 1999)+

10.23 Construction Loan Agreement dated August 6, 1999, among dELiA*s Distribution Company, dELiA*s Inc. and Allfirst Bank (incorporated by reference to Exhibit 10.23 to the dELiA*s Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 1999)

10.24 Mortgage Note dated August 6, 1999 made by dELiA*s Distribution Company in favor of Allfirst Bank (incorporated by reference to Exhibit 10.24 to the dELiA*s Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 1999)

10.25 Online Advertising Authorized Reseller Agreement between iTurf, T@ponline and MarketSource Corporation, dated September 1, 1999 (incorporated by reference to Exhibit 99.1 of iTurf's Current Report on Form 8-K dated September 7, 1999)

10.26 Offline Advertising Purchase Agreement between iTurf and MarketSource Corporation, dated September 1, 1999 (incorporated by reference to
         Exhibit 99.2 of iTurf's Current Report on Form 8-K dated September 7,
         1999)

10.27 Registration Rights Agreement between iTurf and MarketSource Corporation (incorporated by reference to Exhibit 10.19 to the iTurf Inc. Registration Statement on Form S-1 (Registration No. 333-90435))

10.28 Amendment No. 2 to Employment Agreement between dELiA*s Inc. and Christopher C. Edgar, dated October 18, 1999 (incorporated by reference to Exhibit 10.28 to the dELiA*s Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1999)

10.29 Amendment No. 2 to Employment Agreement between dELiA*s Inc. and Evan Guillemin, dated October 18, 1999 (incorporated by reference to Exhibit
         10.29 to the dELiA*s Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1999)

10.30 Employment Agreement dated August 1998 between Storybook Inc. (a wholly-owned subsidiary of dELiA*s Inc.) and Estelle DeMuesy (incorporated by reference to Exhibit 10.30 to the dELiA*s Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended October 31,
         1999)

10.31* Employment Agreement dated February 2, 2000 between dELiA*s Inc. and R. James Cooper

21*      Subsidiaries of the Registrant

23.1*    Consent of Ernst & Young LLP

23.2*    Consent of Deloitte & Touche LLP

27.1*    Financial Data Schedule


-----------
*        Previously filed

+ Confidential treatment granted as to certain portions, which portions have been omitted and filed separately with the SEC.