Form 10-Q
period 2000-04-29
DELIAS INC
filed 2000-06-13
CIK 1026114

       FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON JUNE 13, 2000

================================================================================

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

                  FOR THE QUARTERLY PERIOD ENDED APRIL 29, 2000


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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

     Number of shares of Common Stock outstanding as of June 1, 2000: 16,786,786

                                   ----------

     STATEMENTS CONTAINED IN THIS DOCUMENT, INCLUDING, WITHOUT LIMITATION, INFORMATION APPEARING UNDER "PART I ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" MAY BE FORWARD-LOOKING STATEMENTS (WITHIN THE MEANING OF SECTION 27A OF THE AMENDED SECURITIES ACT OF 1933 AND SECTION 21E OF THE AMENDED SECURITIES EXCHANGE ACT OF
1934). WHEN USED IN THIS DOCUMENT, THE WORDS "BELIEVE," "PLAN," "INTEND," "EXPECT" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH APPLY ONLY AS OF THE DATE OF THIS REPORT. THESE STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CONTEMPLATED IN THE FORWARD-LOOKING STATEMENTS. SUCH RISKS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO, GENERAL ECONOMIC CONDITIONS; CHANGES IN CONSUMER SPENDING PATTERNS; THE CONDITION OF THE FINANCIAL MARKETS GENERALLY AND THE MARKET FOR OUR SECURITIES AND THOSE OF ITURF INC.; INCREASES IN THE COST OF MATERIALS, PRINTING, PAPER, POSTAGE, SHIPPING AND LABOR; TIMING AND QUANTITY OF CATALOG MAILINGS AND ELECTRONIC MAILINGS; CUSTOMER RESPONSE RATES; OPPORTUNITIES TO EXPAND AND THE ABILITY TO INCREASE COMPARABLE STORE SALES; CHANGES IN THE GROWTH RATE OF INTERNET USAGE AND ONLINE USER TRAFFIC LEVELS; LEVELS OF COMPETITION; DIFFICULTIES IN INTEGRATING ACQUISITIONS OF NEW BUSINESSES AND TECHNOLOGY; THE INTERPRETATION BY RELEVANT TAX AUTHORITIES OF CURRENT AND FUTURE TAX RULES AND REGULATIONS, INCLUDING RULES AND REGULATIONS GOVERNING CORPORATE REORGANIZATIONS; ABILITY TO LOCATE AND OBTAIN ACCEPTABLE STORE SITES AND LEASE TERMS OR RENEW EXISTING LEASES; ACCEPTANCE OF NEW RETAIL CONCEPTS; ADVERSE WEATHER CONDITIONS, CHANGES IN WEATHER PATTERNS AND OTHER FACTORS AFFECTING RETAIL STORES; AND OTHER FACTORS OUTSIDE OUR CONTROL. THESE FACTORS, AND OTHER FACTORS THAT APPEAR IN THIS REPORT OR IN OUR OTHER SECURITIES AND EXCHANGE COMMISSION FILINGS, INCLUDING OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED JANUARY 29, 2000, COULD AFFECT OUR ACTUAL RESULTS AND COULD CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN ANY FORWARD-LOOKING STATEMENTS MADE BY US OR ON OUR BEHALF.

     THIS REPORT MAY INCLUDE MARKET DATA RELATED TO THE INDUSTRIES IN WHICH WE ARE INVOLVED. THIS DATA HAS BEEN DERIVED FROM STUDIES PUBLISHED BY MARKET RESEARCH FIRMS, TRADE ASSOCIATIONS AND OTHER ORGANIZATIONS. THESE ORGANIZATIONS SOMETIMES ASSUME EVENTS, TRENDS AND ACTIVITIES WILL OCCUR AND PROJECT INFORMATION BASED ON THOSE ASSUMPTIONS. IF ANY OF THEIR ASSUMPTIONS ARE WRONG, THEIR PROJECTIONS MAY ALSO BE WRONG.

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

                                     PART I
                              FINANCIAL INFORMATION

  ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          DELIA*S INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                             JANUARY 29, 2000   APRIL 29, 2000
                                                                                 ---------        ---------
                                                                                     *           (UNAUDITED)
                                     ASSETS
CURRENT ASSETS
     Cash and cash equivalents ...............................................   $  24,985        $  19,407
     Short-term investments ..................................................      32,893           26,599
     Merchandise inventories .................................................      28,322           26,581
     Deferred tax assets .....................................................      12,063           14,488
     Prepaid expenses and other current assets ...............................      15,014           14,462
                                                                                 ---------        ---------
         Total current assets ................................................     113,277          101,537
PROPERTY AND EQUIPMENT, net of accumulated depreciation of
     $6,635 at January 29, 2000 and $8,020 at April 29, 2000 .................      35,483           36,256
LONG-TERM INVESTMENTS ........................................................      11,024            7,998
INTANGIBLE ASSETS ............................................................      23,456           35,927
OTHER ASSETS .................................................................         800              693
                                                                                 ---------        ---------
TOTAL ASSETS .................................................................   $ 184,040        $ 182,411
                                                                                 =========        =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable and accrued expenses ...................................   $  21,643        $  18,536
     Bank loan payable .......................................................       3,000            3,000
     Accrued restructuring ...................................................       1,685            1,436
     Other current liabilities ...............................................       2,997            3,322
                                                                                 ---------        ---------
         Total current liabilities ...........................................      29,325           26,294

DEFERRED TAX LIABILITIES .....................................................      23,901           25,871
LONG-TERM DEBT AND CAPITAL LEASES ............................................       6,756            6,617
OTHER LONG-TERM LIABILITIES ..................................................         403              318

MINORITY INTEREST ............................................................      40,734           46,295

STOCKHOLDERS' EQUITY
     Preferred stock, par value $.01 per share; Authorized - 1,000,000 shares;
         Issued - none .......................................................        --               --
     Common stock, par value $.01 per share; Authorized - 50,000,000 shares;
         Issued - 14,914,472 and 15,086,011 shares, respectively .............         149              151
     Additional paid-in capital ..............................................      80,216           83,055
     Less common stock in treasury (551,046 shares) ..........................     (17,734)         (17,734)
     Retained earnings .......................................................      20,290           11,544
                                                                                 ---------        ---------
         Total stockholders' equity ..........................................      82,921           77,016
                                                                                 ---------        ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...................................   $ 184,040        $ 182,411
                                                                                 =========        =========

* Condensed from audited financial statements

       See Notes to Unaudited Condensed Consolidated Financial Statements

                          DELIA*S INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                          THIRTEEN WEEKS ENDED
                                                       MAY 1, 1999  APRIL 29, 2000
                                                         --------      --------
                                                               (UNAUDITED)
NET SALES ..........................................     $ 41,812      $ 49,057

COST OF SALES ......................................       23,023        25,792
                                                         --------      --------

GROSS PROFIT .......................................       18,789        23,265

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES .......       23,750        39,003
RESTRUCTURING CHARGE ...............................       22,907          --

GAIN ON SUBSIDIARY IPO .............................      (70,091)         --

INTEREST AND OTHER INCOME, NET .....................         (140)         (667)

MINORITY INTEREST ..................................            8        (3,901)
                                                         --------      --------

INCOME (LOSS) BEFORE INCOME TAXES ..................       42,355       (11,170)

PROVISION (BENEFIT) FOR INCOME TAXES ...............       17,519        (2,424)
                                                         --------      --------


NET INCOME (LOSS) ..................................     $ 24,836      $ (8,746)
                                                         ========      ========


BASIC NET INCOME (LOSS) PER SHARE ..................     $   1.75      $  (0.60)
                                                         ========      ========
DILUTED NET INCOME (LOSS) PER SHARE ................     $   1.56      $  (0.60)
                                                         ========      ========


SHARES USED IN THE CALCULATION OF BASIC NET
     INCOME (LOSS) PER SHARE .......................       14,231        14,503
                                                         ========      ========
SHARES USED IN THE CALCULATION OF DILUTED NET
     INCOME (LOSS) PER SHARE .......................       15,966        14,503
                                                         ========      ========

       See Notes to Unaudited Condensed Consolidated Financial Statements

                          DELIA*S INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                       THIRTEEN WEEKS ENDED
                                                                    MAY 1, 1999  APRIL 29, 2000
                                                                      --------    --------
                                                                           (UNAUDITED)
OPERATING ACTIVITIES:
     Net income (loss) ............................................   $ 24,836    $ (8,746)
     Adjustments to reconcile net income (loss) to net cash used in operating activities:
              Depreciation and amortization .......................      1,009       3,122
              Gain on subsidiary IPO ..............................    (70,091)       --
              Restructuring charge ................................     23,407        --
              Deferred taxes ......................................     19,309        (455)
              Minority interest ...................................          8      (3,901)
              Amortization of investments .........................       --          (153)
              Changes in operating assets and liabilities:
                  Merchandise inventories .........................     (3,604)      1,741
                  Prepaid expenses and other current assets .......       (763)        848
                  Other assets ....................................       (383)        109
                  Current liabilities .............................     (3,439)     (3,329)
                  Long-term liabilities ...........................         52      (2,087)
                                                                      --------    --------
     Net cash used in operating activities ........................     (9,659)    (12,851)
                                                                      ========    ========

INVESTING ACTIVITIES:
     Capital expenditures .........................................     (3,356)     (2,269)
     Purchase of investment securities ............................       --       (10,683)
     Proceeds from the maturity of investment securities ..........       --        20,156
     Acquisition of business ......................................       --           174
                                                                      --------    --------
Net cash provided by (used in) investing activities ...............     (3,356)      7,378
                                                                      ========    ========

FINANCING ACTIVITIES:
     Net proceeds from issuance of subsidiary common stock ........     98,219        --
     Principal payments on long-term debt and capital leases ......       --          (179)
     Exercise of 152,760 and 3,500 stock options, respectively ....        889          20
     Other ........................................................        (43)         54
                                                                      --------    --------

Net cash provided by (used in) financing activities ...............     99,065        (105)
                                                                      ========    ========

INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS ....................     86,050      (5,578)

CASH & CASH EQUIVALENTS--BEGINNING OF PERIOD ......................     10,981      24,985
                                                                      --------    --------
CASH & CASH EQUIVALENTS--END OF PERIOD ............................   $ 97,031    $ 19,407
                                                                      ========    ========

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND INVESTING ACTIVITY:
February 2000 issuance of iTurf common stock for the acquisition of theSpark.com, Inc. See Note 5.

       See Notes to Unaudited Condensed Consolidated Financial Statements

                          DELIA*S INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.       BUSINESS

     dELiA*s Inc., through its catalogs, retail stores and Web sites, is a leading marketer of casual apparel, accessories, soccer merchandise and Internet content and community services to young men and women between the ages of 10 and 24, an age group known as "Generation Y."

     We are subject to seasonal fluctuations in our merchandise sales and results of operations. We expect our net sales generally to be higher in the second half of each fiscal year than in the first half of the same fiscal year.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

         PRINCIPLES OF CONSOLIDATION-- Our condensed consolidated financial statements include the accounts of dELiA*s and subsidiaries, all of which, except iTurf Inc., our majority-owned Internet-focused subsidiary, were wholly owned for all periods presented. The accounts of iTurf are included in the consolidated financial statements while the outside ownership of iTurf is reflected as minority interest on the financial statements. All significant intercompany balances and transactions have been eliminated in consolidation.


     UNAUDITED INTERIM FINANCIAL STATEMENTS--The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the requirements for Form 10-Q and in accordance with generally accepted accounting principles for interim financial reporting. In the opinion of management, the accompanying condensed consolidated financial statements are presented on a basis consistent with the audited consolidated financial statements and reflect all adjustments (consisting of normal recurring items) necessary for a fair presentation of results for the interim periods presented. The financial statements and footnote disclosures should be read in conjunction with our January 29, 2000 audited consolidated financial statements and the notes thereto, which are included in our annual report on Form 10-K for the year ended January 29, 2000, which was filed under the Securities Exchange Act of 1934. Results for the interim periods are not necessarily indicative of the results to be expected for the year.

    RECLASSIFICATIONS -- Certain amounts have been reclassified to conform to the current presentation.


3.   SEGMENT INFORMATION

dELiA*s determines operating segments in accordance with Statement of Financial Accounting Standards No. 131. Our reportable segments are generally defined by their method of distribution; different segments may offer similar products to similar customers, but are managed separately because of their distribution methods. dELiA*s currently has three reportable segments: catalog, retail and iTurf. Certain amounts in our fiscal 1999 segment disclosure have been reclassified to conform to the fiscal 2000 presentation.

FIRST QUARTER FISCAL 1999            CATALOG        RETAIL        ITURF         TOTAL
                                     -------        ------        -----         -----
Revenues from external customers   $ 29,799,000  $  9,348,000   $ 2,665,000  $ 41,812,000
Operating loss                         (959,000)   (2,586,000)     (470,000)   (4,015,000)

FIRST QUARTER FISCAL 2000            CATALOG        RETAIL        ITURF         TOTAL
                                     -------        ------        -----         -----
Revenues from external customers   $ 26,044,000  $ 12,018,000   $ 10,995,000  $  49,057,000
Operating loss                         (981,000)   (3,446,000)    (9,987,000)   (14,414,000)

                                               First Quarter Fiscal 1999      First Quarter Fiscal 2000
                                               -------------------------      -------------------------
Operating loss for reportable segments              $    (4,015,000)              $   (14,414,000)
Unallocated corporate expenses                              446,000                     1,324,000
Restructuring charge                                     23,407,000                            --
Gain on subsidiary initial public offering              (70,091,000)                           --
Interest and other income, net                             (140,000)                     (667,000)
Minority interest                                             8,000                    (3,901,000)
                                                    ---------------               ----------------
         Income (loss) before income taxes          $    42,355,000               $   (11,170,000)
                                                    ===============               ================

4.       RESTRUCTURING

     During fiscal 1999, we recorded a charge of approximately $24.2 million in connection with our restructuring plan to exit our Screeem! and Jean Country retail operations. The charge is comprised of the following:

o $19.4 million for the write-off of the remaining unamortized balance of goodwill and other intangibles relating to our acquisition of the Screeem! and Jean Country retail operations;
o $3.6 million for the shut-down of certain retail stores of which $2.3 million represented the write-off of assets that would no longer be used and $1.3 million primarily related to future lease costs;
o $700,000 for the elimination of approximately 125 full-time and part-time jobs at the Screeem! corporate office and the store locations to be closed, resulting in employee severance costs; and
o $500,000 for the liquidation of inventory carried at stores to be converted or closed (reflected in cost of sales).

     The total charge of $24.2 million includes $23.7 million that was included in fiscal 1999 operating expenses as a restructuring charge and $500,000 included as cost of sales. The total charge also includes $1.4 million of goodwill write-off relating to the value of 168,039 shares of common stock issued in February 2000. This additional goodwill charge was recorded in fiscal 1999, when the related contingencies were satisfied, as an increase to additional paid-in capital.

     Through the first quarter of fiscal 2000, we have incurred approximately $400,000 for costs relating to store shut-down, $500,000 for inventory liquidation and $200,000 for the elimination of 111 jobs. We expect the $1.4 million that remains accrued at April 29, 2000 for store shut-down and employee severance costs to be incurred in the second quarter of fiscal 2000 when the restructuring is completed.



5.       ACQUISITION

On February 15, 2000, iTurf acquired theSpark.com, Inc. The aggregate consideration paid consisted of 1,099,988 newly issued shares of iTurf Class A common stock and the right to receive up to $13.5 million in additional stock (up to 2,683,634 additional shares) and cash (for any remaining amount earned) if certain performance goals related to the theSpark.com web site are met. The transaction was accounted for under the purchase method of accounting. Consistent with our fiscal 1999 treatment of the issuance of iTurf stock for an acquisition, we recorded $2.8 million (net of related taxes) as additional paid-in capital instead of recognizing a gain in connection with this transaction.

6.       COMMITMENTS AND CONTINGENCIES

In the first quarter of fiscal 2000, iTurf entered into a lease agreement for additional office space in the office building currently occupied in downtown Manhattan. The lease term does not commence until the landlord delivers possession of the additional office space which we expect to occur in September 2000. During the ten year term of the lease, annual rent is expected to approximate $800,000 subject to certain adjustments.

In 1999, two separate purported securities class action lawsuits were filed against us and certain of our officers and directors and one former officer of a subsidiary. The original complaints were filed in Federal District Court for the Southern District of New York by Allain Roy on June 1, 1999 and by Lorraine Padgett on June 3, 1999. The suits were consolidated into a single class action and an amended and consolidated complaint was filed on March 22, 2000. The complaint in this lawsuit purports to be a class action on behalf of the purchasers of our securities during the period January 20, 1998 through September 10, 1998. The complaint generally alleges that the defendants violated
Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder by making material misstatements and by failing to disclose certain allegedly material information regarding trends in our business. The complaint also alleges that the individual defendants are liable for those violations under
Section 20(a) of the Securities Exchange Act. The complaint seeks unspecified damages, attorneys' and experts' fees and costs, and such other relief as the court deems proper. On April 14, 2000, dELiA*s Inc. and the other named defendants filed a motion to dismiss the lawsuit. On May 12, 2000, counsel for the plaintiffs filed a memo in response to our motion and on May 26, 2000, we filed a reply to that response. We do not believe that the ultimate resolution of these lawsuits will have a material adverse effect on our financial condition, results of operations or cash flow.


7.       LONG-TERM DEBT AND CREDIT FACILITIES

In August 1999, in connection with the purchase of our distribution facility in Hanover, Pennsylvania, we borrowed $5.3 million from Allfirst Bank in the form of a mortgage loan on the property. We are subject to certain covenants under the loan agreement, including a covenant to maintain a fixed charge coverage ratio. On August 10, 1999 we entered into an interest-rate swap agreement with Allfirst Bank under which we effectively converted the LIBOR-based variable interest rate mortgage to a fixed rate loan with an interest rate of approximately 8.78%.On April 26, 2000, we received a waiver through the first quarter of fiscal 2001 of the fixed charge coverage ratio covenant under our Allfirst mortgage loan relating to our warehouse in Hanover, PA.

On April 28, 2000, we entered into the Amended and Restated Credit Agreement with Congress Financial Corporation. The Agreement amends and restates the terms of our credit facility with First Union National Bank, the parent company of Congress. The Congress credit facility consists of a revolving line of credit permitting us to borrow up to $25 million and provides for the issuance of documentary and standby letters of credit up to $10 million. Our obligations under the Congress credit agreement are secured by a lien on substantially all of our assets, except specified real property, the Class B common stock of iTurf that we own and the assets of iTurf and its subsidiaries. (See below for restrictions on distribution of iTurf shares.) As with the First Union facility, the availability of the revolving line of credit is limited to specified percentages of the value of our eligible inventory determined under the credit agreement, which percentages are subject to certain restrictions and reserves in certain circumstances. However, the Congress credit facility provides us with a higher initial borrowing base than that provided by the First Union facility. At our option, borrowings under this facility bear interest at First Union National Bank's prime rate plus 25 basis points or at LIBOR plus 225 basis points. The credit agreement contains covenants and default provisions customary for credit facilities of this nature, including limitations on our payment of dividends and sales of assets. A fee of 0.375% per year is assessed monthly on the unused portion of the line of credit. The Congress credit agreement contains controls on our cash management and certain limits on our ability to distribute assets. In particular, we will be prohibited from distributing any iTurf shares to our shareholders prior to November 1, 2000, and may be similarly restricted thereafter if we have not met, among other things, minimum borrowing capacity availability requirements. As of April 29, 2000, there was $3 million in principal amount outstanding and an additional $9.4 million available under the loan. At April 29, 2000, outstanding letters of credit were $1.7 million.


8.       SUBSEQUENT EVENTS

On May 26, 2000, our board of directors, at the recommendation of the compensation committee, approved the exchange of all of the outstanding options held by certain key employees and non-employee directors for approximately 1.7 million shares of restricted stock for each option share. We replaced options with restricted stock in an effort to retain key employees at a time when the stock options had exercise prices that were above the current market price for our stock. Certain vesting schedules of the restricted stock were extended as compared to the option vesting schedule in order to encourage retention of the selected employees and directors.

On May 25, 2000, the compensation committee of iTurf's board of directors approved the exchange of outstanding options held by key employees and non-employee directors for restricted stock. iTurf replaced options with restricted stock in an effort to retain these key employees at a time when the stock options had exercise prices that were above the current market price for iTurf's stock. Certain vesting schedules of the restricted stock were extended as compared to the option vesting schedule in order to encourage retention of the selected employees and directors.

In connection with the issuance of restricted stock, we expect to record the total compensation charge of approximately $7.2 million, including $3.1 million related to iTurf, over the appropriate vesting periods with 65%, 18%, 11%, 5% and 1% being recognized in fiscal 2000, 2001, 2002, 2003 and 2004, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH OUR CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT. EXCEPT FOR THE HISTORICAL INFORMATION PRESENTED, THE DISCUSSION IN THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES, SUCH AS STATEMENTS OF OUR PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS. THE CAUTIONARY STATEMENTS MADE IN THIS REPORT SHOULD BE READ AS BEING APPLICABLE TO ALL RELATED FORWARD-LOOKING STATEMENTS WHEREVER THEY APPEAR IN THIS REPORT. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HERE. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO THESE DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED BELOW AND ELSEWHERE IN THIS REPORT.

OVERVIEW

     Through our catalogs, retail stores and Web sites, we sell casual apparel, accessories, soccer merchandise and Internet content and community services to young men and women between the ages of 10 and 24, an age group known as "Generation Y."

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

     iTurf, our publicly traded Internet subsidiary, currently consists of our www.iTurf.com, www.gURL.com, www.OnTap.com, www.theSpark.com and www.SparkNotes.com content and community Web sites as well as our www.dELiAs.cOm, www.TSISoccer.com, www.discountdomain.com, www.Droog.com and www.StorybookHeirlooms.com e-commerce sites. At April 29, 2000, we owned 57% of the outstanding stock and control 89% of the vote of iTurf.

     CAPITAL INVESTMENTS. We have made and continue to make significant capital expenditures for store build-out in connection with our premiere dELiA*s retail concept.

     In addition, in order to support our direct marketing and Internet operations, we have made and continue to make significant capital expenditures for telephone and management information systems and have hired and maintained an in-house workforce of teleservice representatives.

     We have made, and expect to continue to make, significant capital expenditures to build infrastructure, including retail management systems, to support the additional sales volume expected as a result of expected growth in our various businesses.

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

     Our plans to expand both retail and catalog operations depend on obtaining additional capital. There can be no assurance that we will be able to raise capital as we grow. While we have invested in infrastructure to support substantial growth, in the event our expansion plans are delayed or curtailed, we may not develop a volume of business that will allow us to recognize fully the efficiencies we had planned to achieve from such investments.

     Our business generally depends on our ability to anticipate the frequently changing fashion tastes of our customers and to offer merchandise that appeals to their preferences on a timely and affordable basis. If we misjudge our merchandise selection, our image with our customers could be materially adversely affected.

     We believe that the continued growth of our Internet segment will depend in large part on its ability to increase its brand awareness, provide its customers with superior Internet community and e-commerce experiences and continue to enhance its systems and technology to support increased traffic to its Web sites. iTurf intends to invest heavily in marketing and promotion and to further develop its Web sites, technology and operating infrastructure. As a result, iTurf expects to record substantial net losses for the foreseeable future.

     Sales made through iTurf instead of through our other channels produce lower earnings for dELiA*s after accounting for promotional pricing and minority interest. In addition, cash provided by such sales is not available for use in our other businesses. While iTurf's cash is not used in our non-Internet businesses, iTurf periodically prepays for inventory and various services, including advertising. At May 1, 2000, iTurf had prepaid approximately $6.0 million to our other businesses primarily relating to second quarter expenses and inventory purchases. The rapid rate of migration has had a material adverse effect on the financial position and results of operations of dELiA*s.

     In connection with our August 1999 acquisition of the Hanover, PA distribution facility, we hired an environmental consultant to perform an assessment of the facility. As a result of that assessment, the seller of the property performed certain soil remediation and created a groundwater remediation plan, each relating to the presence of underground fuel oil, waste oil and gasoline tanks located on the property and subsequently removed by the seller. The Pennsylvania Department of Environmental Protection has released the seller from liability with respect to soil contamination and has approved the ground water remediation plan. The seller has set funds aside in escrow to cover up to $250,000 in ground water remediation costs. We do not believe that the environmental conditions at the facility will have a material adverse effect on our consolidated financial condition, results of operations or cash flows.


SCREEEM! RESTRUCTURING

     During fiscal 1999, we recorded a charge of approximately $24.2 million in connection with our restructuring plan to exit our Screeem! and Jean Country retail operations. The charge is comprised of the following:

o $19.4 million for the write-off of the remaining unamortized balance of goodwill and other intangibles relating to our acquisition of the Screeem! and Jean Country retail operations;
o $3.6 million for the shut-down of certain retail stores of which $2.3 million represented the write-off of assets that would no longer be used and $1.3 million primarily related to future lease costs;
o $700,000 for the elimination of approximately 125 full-time and part-time jobs at the Screeem! corporate office and the store locations to be closed, resulting in employee severance costs; and
o $500,000 for the liquidation of inventory carried at stores to be converted or closed (reflected in cost of sales).

     The total charge of $24.2 million includes $23.7 million that is included in operating expenses as a restructuring charge and $500,000 included as cost of sales. The total charge also includes $1.4 million of goodwill write-off relating to the value of 168,039 shares of common stock issued in February 2000. This additional goodwill charge was recorded in fiscal 1999, when the related contingencies were satisfied, as an increase to additional paid-in capital.

     Through the first quarter of fiscal 2000, we have incurred approximately $400,000 for costs relating to store shut-down, $500,000 for inventory liquidation and $200,000 for the elimination of 111 jobs. We expect the $1.4 million that remains accrued at April 29, 2000 for store shut-down and employee severance costs to be incurred in the second quarter of fiscal 2000 when the restructuring is completed.


RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentage relationship of certain items from statement of operations to net sales. Any trends reflected by the following table may not be indicative of future results.

                                                           THIRTEEN WEEKS ENDED
                                                      MAY 1, 1999     APRIL 29, 2000
Net sales                                                100.0%            100.0%
Cost of sales                                             55.0              52.6
                                                        ------            ------
Gross profit                                              45.0              47.4
Selling, general and administrative expenses              56.8              79.5
Restructuring charge                                      54.8                --
Gain on subsidiary IPO and sale of subsidiary stock     (167.6)               --
Interest and other income, net                            (0.3)             (1.4)
Minority interest                                          0.0              (8.0)
                                                        -------           -------
Income (loss) before income taxes                        101.3             (22.7)
Provision (benefit) for income taxes                      41.9              (4.9)
                                                        ------            -------
Net income (loss)                                         59.4%            (17.8)%
                                                        ======           ========

COMPARISON OF FISCAL QUARTERS ENDED APRIL 29, 2000 AND MAY 1, 1999

     NET SALES. Net sales increased approximately $7.3 million to $49.1 million in the first quarter of fiscal 2000 from $41.8 million in the first quarter of fiscal 1999. The increase relates primarily to higher direct marketing sales as well as higher retail sales, primarily in connection with our dELiA*s premiere and TSI retail concepts, offset by lower sales in our Screeem! concept. E-commerce sales continued to grow as a percentage of overall direct marketing sales, representing nearly 29% of all direct marketing sales for the first quarter of fiscal 2000 compared to 8% of all direct marketing sales for the first quarter of fiscal 1999.

     GROSS MARGIN. Gross margin increased to 47.4% in the first quarter of fiscal 2000 from 46.1% (excluding a $500,000 charge related to the Screeem! restructuring) in the first quarter of fiscal 1999. The increase is primarily due to improved freight margins in our catalog segment as well as an increase in the proportion of our retail sales relating to our higher margin dELiA*s premiere concept.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased approximately $15.2 million to $39.0 million in the first quarter of fiscal 2000 from $23.8 million (before restructuring) in the first quarter of fiscal 1999. Selling, general and administrative expenses increased as a percentage of net sales from 56.8% in the first quarter of fiscal 1999 to 79.5% in the first quarter of fiscal 2000. The increase is primarily due to higher selling, general and administrative expenses at iTurf as well as increased costs associated with our retail infrastructure-building and additional stores.

     RESTRUCTURING CHARGE. During the first quarter of fiscal 1999, we recorded a charge (primarily non-cash) of approximately $23.4 million in connection with our restructuring plan to close our Screeem! and Jean Country retail operations. This charge includes approximately $500,000 related to inventory and recorded as cost of sales.

     GAIN ON SUBSIDIARY INITIAL PUBLIC OFFERING. On April 14, 1999, we completed an initial public offering of approximately 4.8 million shares of class A common stock of iTurf Inc., our publicly-traded Internet-focused subsidiary. As a result of the transaction, we recognized a gain of approximately $70.1 million before taxes.

     MINORITY INTEREST. Since the iTurf initial public offering in April 1999, we reflect the outside ownership of that subsidiary as minority interest. As of April 29, 2000, we owned 57% of the value and controlled 89% of the vote of iTurf.

     INCOME TAXES. The decrease in our effective income tax rate relates primarily to iTurf losses. Since the iTurf initial public offering in April 1999, iTurf continues to be consolidated in the dELiA*s Inc. financial statements for reporting purposes but iTurf is no longer a part of our consolidated group for tax purposes and the deferred tax assets arising from its net operating loss are fully reserved.


QUARTERLY RESULTS OF OPERATIONS AND SEASONALITY

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


LIQUIDITY AND CAPITAL RESOURCES

     Cash used in operations in the first quarter of fiscal 2000 and 1999 was $12.9 million and $9.7 million, respectively. The increase in cash used in operations primarily relates to increased operating losses.

     Investing activities provided $7.4 million in the first quarter of fiscal 2000, primarily relating to net proceeds from iTurf's investments offset by capital expenditures, and used $3.4 million for capital expenditures in the first quarter of fiscal 1999.

     Cash flows from financing activities in the first quarter of fiscal 1999 were $99.1 million as a result of the initial public offering of iTurf common stock. We did not engage in significant financing activities in the first quarter of fiscal 2000.

     During fiscal 2000, we expect our capital expenditures to total in excess $9 million for the continued expansion of our dELiA*s retail concept, investment in information systems at iTurf and other subsidiaries as well as leasehold improvements and equipment relating to new corporate offices. We believe that our consolidated cash on hand, together with the funds available under our credit agreement and new equipment leases and cash available from the sale of iTurf stock, will be sufficient to meet our consolidated capital and net operating requirements through fiscal 2000.

     In August 1999, in connection with the purchase of our distribution facility in Hanover, Pennsylvania, we borrowed $5.3 million from Allfirst Bank in the form of a mortgage loan on the property. We are subject to certain covenants under the loan agreement, including a covenant to maintain a fixed charge coverage ratio. On August 10, 1999 we entered into an interest-rate swap agreement with Allfirst Bank under which we effectively converted the LIBOR-based variable interest rate mortgage to a fixed rate loan with an interest rate of approximately 8.78%. On April 26, 2000, we received a waiver through the first quarter of fiscal 2001 of the fixed charge coverage ratio covenant under our Allfirst mortgage loan relating to our warehouse in Hanover, PA.

     On April 28, 2000, we entered into the Amended and Restated Credit Agreement with Congress Financial Corporation. The Agreement amends and restates the terms of our credit facility with First Union National Bank, the parent company of Congress. The Congress credit facility consists of a revolving line of credit permitting us to borrow up to $25 million and provides for the issuance of documentary and standby letters of credit up to $10 million. Our obligations under the Congress credit agreement are secured by a lien on substantially all of our assets, except specified real property, the Class B common stock of iTurf that we own and the assets of iTurf and its subsidiaries. (See below for restrictions on distribution of iTurf shares.) As with the First Union facility, the availability of the revolving line of credit is limited to specified percentages of the value of our eligible inventory determined under the credit agreement, which percentages are subject to certain restrictions and reserves in certain circumstances. However, the Congress credit facility provides us with a higher initial borrowing base than that provided by the First Union facility. At our option, borrowings under this facility bear interest at First Union National Bank's prime rate plus 25 basis points or at LIBOR plus 225 basis points. The credit agreement contains covenants and default provisions customary for credit facilities of this nature, including limitations on our payment of dividends and sales of assets. A fee of 0.375% per year is assessed monthly on the unused portion of the line of credit. The Congress credit agreement contains controls on our cash management and certain limits on our ability to distribute assets. In particular, we will be prohibited from distributing any iTurf shares to our shareholders prior to November 1, 2000, and may be similarly restricted thereafter if we have not met, among other things, minimum borrowing capacity availability requirements. As of April 29, 2000, there was $3 million in principal amount outstanding and an additional $9.4 million available under the loan.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

     We maintain the majority of our excess funds in marketable securities. These financial instruments are subject to interest rate risk and will decline in value if interest rates increase. We do not believe that a change of 100 basis points in interest rates would have a material effect on our financial condition.

     Our outstanding long-term debt as of April 29, 2000 when offset by our interest rate hedge bears interest at a fixed rate; therefore, our results of operations would only be affected by interest rate changes to the extent that fluctuating rate loans are outstanding under our credit facility. As of April 29, 2000, we had $3 million outstanding under such facility. We do not believe that a change of 100 basis points in interest rates would have a material effect on our financial condition.

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     In 1999, two separate purported securities class action lawsuits were filed against us and certain of our officers and directors and one former officer of a subsidiary. The original complaints were filed in Federal District Court for the Southern District of New York by Allain Roy on June 1, 1999 and by Lorraine Padgett on June 3, 1999. The suits were consolidated into a single class action and an amended and consolidated complaint was filed on March 22, 2000. The complaint in this lawsuit purports to be a class action on behalf of the purchasers of our securities during the period January 20, 1998 through September 10, 1998. The complaint generally alleges that the defendants violated
Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder by making material misstatements and by failing to disclose certain allegedly material information regarding trends in our business. The complaint also alleges that the individual defendants are liable for those violations under
Section 20(a) of the Securities Exchange Act. The complaint seeks unspecified damages, attorneys' and experts' fees and costs, and such other relief as the court deems proper. On April 14, 2000, dELiA*s Inc. and the other named defendants filed a motion to dismiss the lawsuit. On May 12, 2000, counsel for the plaintiffs filed a memo in response to our motion and on May 26, 2000, we filed a reply to that response.

     We intend to vigorously defend against these actions. Based upon information presently known to management, we do not believe that the ultimate resolution of these lawsuits will have a material adverse effect on our financial condition, results of operations or cash flow.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

SALES OF UNREGISTERED SECURITIES

     On February 15, 2000, we issued 168,039 shares of our Class A common stock to the shareholders of American Retail Enterprises in a transaction which was exempt from Section 5 of the Securities Act pursuant to Section 4(2) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      See "Exhibit Index" following the signature page.

(b)      We filed a current report on Form 8-K dated February 28, 2000 reporting
         Item 5. This report contained information on iTurf's acquisition of theSpark.com, Inc.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               dELiA*s Inc.
                               (Registrant)
Date: June 13, 2000


                               By: /s/ STEPHEN I. KAHN
                                   ---------------------------------------------
                                       Stephen I. Kahn
                                       Chairman of the Board and Chief Executive
                                       Officer


                               By: /s/ R. JAMES COOPER
                                   ---------------------------------------------
                                       R. James Cooper
                                       Chief Financial Officer and Treasurer
                                       (principal financial and accounting
                                       officer)

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

10.6     [omitted]

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

10.10    [omitted]

10.11    Employment Agreement dated April 5, 1999 between iTurf Inc. and Stephen
         I. Kahn (incorporated by reference to Exhibit 10.10 to the iTurf Inc. registration statement on Form S-1 (Registration No. 333-71123))

10.12    [omitted]

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

10.17    [omitted]

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

10.23 Construction Loan Agreement dated August 6, 1999, among dELiA*s Distribution Company, dELiA*s Inc. and Allfirst Bank (incorporated by reference to Exhibit 10.23 to the dELiA*s Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 1999)

10.24 Mortgage Note dated August 6, 1999 made by dELiA*s Distribution Company in favor of Allfirst Bank (incorporated by reference to Exhibit 10.24 to the dELiA*s Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 1999)

10.25 Online Advertising Authorized Reseller Agreement between iTurf, T@ponline and MarketSource Corporation, dated September 1, 1999 (incorporated by reference to Exhibit 99.1 to the iTurf Inc. Current Report on Form 8-K dated September 7, 1999)

10.26 Offline Advertising Purchase Agreement between iTurf and MarketSource Corporation, dated September 1, 1999 (incorporated by reference to
         Exhibit 99.2 of iTurf's Current Report on Form 8-K dated September 7,
         1999)

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

10.30 Employment Agreement dated August 1998 between Storybook Inc. (a wholly-owned subsidiary of dELiA*s Inc.) and Estelle DeMuesy (incorporated by reference to Exhibit 10.30 to the dELiA*s Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended October 31,
         1999)

10.31 Employment Agreement dated February 2, 2000 between dELiA*s Inc. and R. James Cooper (incorporated by reference to Exhibit 10.31 to the dELiA*s Inc. annual report on Form 10-K for the fiscal year ended January 29,
         2000)

10.32 Lease Agreement dated January 30, 2000 by and between iTurf and the State-Whitehall Company (incorporated by reference to Exhibit 10.20 to the iTurf Inc. Annual Report on Form 10-K for the fiscal year ended January 29, 2000)

10.33 Amended and Restated Credit Agreement among dELiA*s Inc. and its Subsidiaries set forth on Schedule 1 thereto and Congress Financial Corporation dated April 28, 2000 (incorporated by reference to the Company's Current Report on Form 8-K dated May 2, 2000).

10.34 Letter Agreement among dELiA*s Inc. and certain of its subsidiaries and Congress Financial Corporation dated April 28, 2000, regarding the Distribution of iTurf Shares (incorporated by reference to the Company's Current Report on Form 8-K dated May 2, 2000).

10.35* Amendment No. 1 to Employment Agreement between dELiA*s Inc. and Stephen I. Kahn, dated June 9, 2000.

10.36* Amendment No. 3 to Employment Agreement between dELiA*s Inc. and Christopher C. Edgar, dated June 9, 2000.

27*      Financial Data Schedule


----------
*   Filed herewith
** Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the SEC.