Form 10-Q
period 2000-07-29
DELIAS INC
filed 2000-09-12
CIK 1026114

     FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON SEPTEMBER 12, 2000


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


/X/                              QUARTERLY REPORT

                            -------------------------

                     Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 29, 2000



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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES /X/  NO/ /

   Number of shares of Common Stock outstanding as of September 1, 2000:
16,786,786

       STATEMENTS CONTAINED IN THIS DOCUMENT, INCLUDING, WITHOUT LIMITATION, INFORMATION APPEARING UNDER "PART I - ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" MAY BE FORWARD-LOOKING STATEMENTS (WITHIN THE MEANING OF SECTION 27A OF THE AMENDED SECURITIES ACT OF 1933 AND SECTION 21E OF THE AMENDED SECURITIES EXCHANGE ACT OF 1934). WHEN USED IN THIS DOCUMENT, THE WORDS "BELIEVE," "PLAN," "INTEND," "EXPECT" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH APPLY ONLY AS OF THE DATE OF THIS REPORT. THESE STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CONTEMPLATED IN THE FORWARD-LOOKING STATEMENTS. SUCH RISKS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO, THE CONDITION OF THE FINANCIAL MARKETS GENERALLY; THE RISK THAT DELIA*S AND ITURF'S BUSINESSES WILL NOT BE INTEGRATED SUCCESSFULLY; COSTS RELATED TO THE MERGER; THE RISK THAT DELIA*S OR ITURF STOCKHOLDERS WILL FAIL TO APPROVE THE MERGER OR THAT LITIGATION WILL DELAY OR PREVENT THE TRANSACTION'S CONSUMMATION; THE ABILITY OF DELIA*S TO DIVEST NON-CORE ASSETS ON SATISFACTORY TERMS OR AT ALL; ACCESS TO FINANCING TO FUND OPERATIONS AND THE EXPANSION STRATEGIES OF EACH BUSINESS; INCREASES IN THE COST OF MATERIALS, PRINTING, PAPER, POSTAGE, SHIPPING AND LABOR; TIMING AND QUANTITY OF CATALOG AND ELECTRONIC MAILINGS; DECREASES IN THE RATE OF RESPONSE TO CATALOG AND ELECTRONIC MAILINGS; EACH COMPANY'S ABILITY TO LEVERAGE INVESTMENTS MADE IN INFRASTRUCTURE TO SUPPORT EXPANSION; ACCEPTANCE OF NEW RETAIL CONCEPTS; AVAILABILITY OF ACCEPTABLE STORE SITES AND LEASE TERMS; ABILITY TO OPEN NEW STORES; POSSIBILITY OF INCREASING COMPARABLE STORE SALES; ADVERSE WEATHER CONDITIONS AND OTHER FACTORS AFFECTING RETAIL SALES; LEVELS OF COMPETITION; ITURF'S ABILITY TO SELL ADVERTISING; CHANGES IN THE GROWTH RATE OF INTERNET USAGE AND ONLINE USER TRAFFIC LEVELS; LEVELS OF DEMAND FOR INTERNET ADVERTISING; THE ABILITY TO RETAIN KEY PERSONNEL; THE ABILITY OF COMPUTER SYSTEMS TO SCALE WITH GROWTH IN ONLINE TRAFFIC; DIFFICULTIES IN INTEGRATING ACQUISITIONS OF NEW BUSINESSES AND TECHNOLOGY; GENERAL ECONOMIC CONDITIONS; DELIA*S ABILITY TO ANTICIPATE AND RESPOND TO FASHION TRENDS; EACH COMPANY'S DEPENDENCE ON THIRD PARTIES; AND OTHER FACTORS OUTSIDE OUR CONTROL. THESE FACTORS, AND OTHER FACTORS THAT APPEAR IN THIS REPORT OR IN OTHER SECURITIES AND EXCHANGE COMMISSION FILINGS, INCLUDING OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED JANUARY 29, 2000 AND ITURF INC.'S MOST RECENT PROXY/REGISTRATION STATEMENT ON FORM S-4 COULD AFFECT OUR ACTUAL RESULTS AND COULD CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN ANY FORWARD-LOOKING STATEMENTS MADE BY US OR ON OUR BEHALF.

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

   WE UNDERTAKE NO OBLIGATION TO PUBLICLY UPDATE ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE. YOU ARE ADVISED, HOWEVER, TO CONSULT ANY ADDITIONAL DISCLOSURES WE MAKE IN OUR REPORTS TO THE SEC ON FORMS 10-K, 10-Q, 8-K AND ITURF INC.'S MOST RECENT
PROXY/REGISTRATION STATEMENT ON FORM S-4.

   ANY REFERENCE IN THIS REPORT TO A PARTICULAR FISCAL YEAR IS TO THE YEAR ENDED ON THE SATURDAY CLOSEST TO JANUARY 31 FOLLOWING THE CORRESPONDING CALENDAR YEAR. FOR EXAMPLE, "FISCAL 1999" MEANS THE PERIOD FROM FEBRUARY 1, 1999 TO JANUARY 29, 2000.


                                  PART I

                              FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          DELIA*S INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                              JANUARY 29, 2000  JULY 29, 2000
                                                                              ----------------  -------------
                                                                                       *         (UNAUDITED)
                                     ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                                     $  24,985      $  13,867
    Short-term investments                                                           32,893         25,274
    Merchandise inventories                                                          28,322         30,696
    Deferred tax assets                                                              12,063         14,488
    Prepaid expenses and other current assets                                        15,014         15,796
                                                                                  ---------      ---------
        Total current assets                                                        113,277        100,121
PROPERTY AND EQUIPMENT, net of accumulated depreciation of
    $6,635 at January 29, 2000 and $9,722 at July 29, 2000                           35,483         37,539
LONG-TERM INVESTMENTS                                                                11,024          2,002
INTANGIBLE ASSETS                                                                    23,456         34,121
OTHER ASSETS                                                                            800            457
                                                                                  ---------      ---------
TOTAL ASSETS                                                                      $ 184,040      $ 174,240
                                                                                  =========      =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts payable and accrued expenses                                         $  21,643      $  20,808
    Bank loan payable                                                                 3,000          9,628
    Current portion of long term debt                                                   719          5,946
    Accrued restructuring                                                             1,685          1,363
    Other current liabilities                                                         2,278          2,915
                                                                                  ---------      ---------
        Total current liabilities                                                    29,325         40,660

DEFERRED TAX LIABILITIES                                                             23,901         21,586
LONG-TERM DEBT AND CAPITAL LEASES                                                     6,756          1,254
OTHER LONG-TERM LIABILITIES                                                             403            426

MINORITY INTEREST                                                                    40,734         43,710

STOCKHOLDERS' EQUITY
    Preferred stock, par value $.01 per share; Authorized -- 1,000,000 shares;
        Issued -- none                                                                    --             --
    Common stock, par value $.01 per share; Authorized -- 50,000,000 shares;
        Issued -- 14,914,472 and 16,786,786 shares, respectively                        149            168
    Additional paid-in capital                                                       80,216         86,284
    Deferred compensation                                                                --         (3,165)
    Less common stock in treasury (551,046 shares)                                  (17,734)       (17,734)
    Retained earnings                                                                20,290          1,051
                                                                                  ---------      ---------
        Total stockholders' equity                                                   82,921         66,604
                                                                                  ---------      ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $ 184,040      $ 174,240
                                                                                  =========      =========

* Condensed from audited financial statements

       See Notes to Unaudited Condensed Consolidated Financial Statements

                          DELIA*S INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                    THIRTEEN WEEKS ENDED
                                               JULY 31, 1999   JULY 29, 2000
                                               -------------   -------------
                                                        (UNAUDITED)
NET SALES                                         $ 33,375      $ 37,295
COST OF SALES                                       20,450        21,122
                                                  --------      --------

GROSS PROFIT                                        12,925        16,173
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES        23,908        35,143
INTEREST AND OTHER INCOME, NET                      (1,027)         (414)

MINORITY INTEREST                                     (493)       (4,687)
                                                  --------      --------

LOSS BEFORE INCOME TAXES                            (9,463)      (13,869)

BENEFIT FOR INCOME TAXES                            (3,399)       (3,376)
                                                  --------      --------

NET LOSS                                          $ (6,064)     $(10,493)
                                                  ========      ========

BASIC AND DILUTED NET LOSS PER SHARE              $  (0.42)     $  (0.72)
                                                  ========      ========

SHARES USED IN THE CALCULATION OF BASIC AND
DILUTED NET LOSS PER SHARE                          14,330        14,535
                                                  ========      ========

                                                   TWENTY-SIX WEEKS ENDED
                                               JULY 31, 1999   JULY 29, 2000
                                               -------------   -------------
                                                        (UNAUDITED)

NET SALES                                         $ 75,187      $ 86,352
COST OF SALES                                       43,473        46,914
                                                  --------      --------
GROSS PROFIT                                        31,714        39,438
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES        47,658        74,146
RESTRUCTURING CHARGE                                22,907            --
GAIN ON SUBSIDIARY INITIAL PUBLIC OFFERING         (70,091)           --
INTEREST AND OTHER INCOME, NET                      (1,167)       (1,081)
MINORITY INTEREST                                     (485)       (8,588)
                                                  --------      --------
INCOME (LOSS) BEFORE INCOME TAXES                   32,892       (25,039)
PROVISION (BENEFIT) FOR INCOME TAXES                14,120        (5,800)
                                                  --------      --------
NET INCOME (LOSS)                                 $ 18,772      $(19,239)
                                                  ========      ========
BASIC NET INCOME (LOSS) PER SHARE                 $   1.31      $  (1.33)
                                                  ========      ========
DILUTED NET INCOME (LOSS) PER SHARE               $   1.19      $  (1.33)
                                                  ========      ========
SHARES USED IN THE CALCULATION OF BASIC NET
    INCOME (LOSS) PER SHARE                         14,280        14,519
                                                  ========      ========
SHARES USED IN THE CALCULATION OF DILUTED NET
    INCOME (LOSS)PER SHARE                          15,790        14,519
                                                  ========      ========


       See Notes to Unaudited Condensed Consolidated Financial Statements

                          DELIA*S INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                       TWENTY-SIX WEEKS ENDED
                                                                    JULY 31, 1999   JULY 29, 2000
                                                                   --------------   -------------
                                                                           (UNAUDITED)
OPERATING ACTIVITIES:
    Net income (loss)                                                  $ 18,772      $(19,239)
    Adjustments to reconcile net income (loss) to net cash used in operating activities:
            Depreciation and amortization                                 1,911         6,401
            Gain on subsidiary IPO                                      (70,091)           --
            Restructuring charge                                         23,407            --
            Deferred taxes                                               19,309        (6,146)
            Noncash compensation                                             --         1,601
            Minority interest                                              (485)       (8,588)
            Amortization of investments                                    (139)         (321)
            Changes in operating assets and liabilities:
               Merchandise inventories                                   (9,118)       (2,374)
               Prepaid expenses and other current assets                 (5,642)         (486)
               Other assets                                                (241)          345
               Current liabilities                                        5,272          (817)
               Other long-term liabilities                                  120             9
                                                                       --------      --------
    Net cash used in operating activities                               (16,925)      (29,615)
                                                                       ========      ========

INVESTING ACTIVITIES:
    Capital expenditures                                                 (9,186)       (5,025)
    Purchase of held-to-maturity investment securities                  (55,378)      (17,876)
    Proceeds from the maturity of investment securities                      --        34,838
    Acquisition of business                                                  --           174
                                                                       --------      --------
Net cash (used in) provided by investing activities                     (64,564)       12,111
                                                                       ========      ========

FINANCING ACTIVITIES:
    Net proceeds from issuance of subsidiary common stock                97,749            --
    Borrowings under line of credit agreement                                --         6,628
    Proceeds from long-term debt and capital leases                       1,169            --
    Principal payments on long-term debt and capital leases                 (75)         (316)
    Exercise of 187,335 and 3,500 stock options, respectively             1,088            20
    Other                                                                    --            54
                                                                       --------      --------

Net cash provided by financing activities                                99,931         6,386
                                                                       ========      ========

INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS                           18,442       (11,118)
CASH & CASH EQUIVALENTS--BEGINNING OF PERIOD                             10,981        24,985
                                                                       --------      --------
CASH & CASH EQUIVALENTS--END OF PERIOD                                 $ 29,423      $ 13,867
                                                                       ========      ========

Supplemental disclosure of noncash financing and investing activities:
        May 2000 issuance of restricted stock.  See Note 8.
        February 2000 issuance of iTurf common stock to acquire theSpark.com, Inc. See Note 5.
        June 1999 cancellation of 33,784 shares of common stock in connection with the screeem! acquisition.

       See Notes to Unaudited Condensed Consolidated Financial Statements

                          DELIA*S INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. BUSINESS

   dELiA*s Inc., through its catalogs, retail stores and Web sites, is a leading marketer of casual apparel, accessories, soccer merchandise and Internet content and community services to young men and women primarily between the ages of 13 and 24, an age group known as "Generation Y."

   We are subject to seasonal fluctuations in our merchandise sales and results of operations. We expect our net sales generally to be lower in the first half of each fiscal year than in the second half of the same fiscal year.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

   PRINCIPLES OF CONSOLIDATION -- Our condensed consolidated financial statements include the accounts of dELiA*s and subsidiaries, all of which, except iTurf Inc., our majority-owned Internet-focused subsidiary, were wholly owned for all periods presented. The accounts of iTurf are included in the consolidated financial statements while the outside ownership of iTurf is reflected as minority interest on the financial statements. All significant intercompany balances and transactions have been eliminated in consolidation.


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


SECOND QUARTER FISCAL 1999            Catalog         Retail          Iturf           Total
                                   ------------    ------------    ------------    ------------
Revenues from external customers   $ 19,915,000    $ 10,508,000    $  2,952,000    $ 33,375,000
Operating loss                       (4,513,000)     (3,147,000)     (2,751,000)    (10,411,000)

SECOND QUARTER FISCAL 2000            Catalog         Retail          Iturf           Total
                                   ------------    ------------    ------------    ------------
Revenues from external customers   $ 16,244,000    $ 13,388,000    $  7,663,000    $ 37,295,000
Operating loss                       (2,308,000)     (3,254,000)    (11,056,000)    (16,618,000)

FIRST HALF FISCAL 1999                Catalog         Retail          Iturf           Total
                                   ------------    ------------    ------------    ------------
Revenues from external customers   $ 49,764,000    $ 19,856,000    $  5,567,000    $ 75,187,000
Operating loss                       (5,472,000)     (5,733,000)     (3,221,000)    (14,426,000)

FIRST HALF FISCAL 2000                Catalog         Retail          Iturf           Total
                                   ------------    ------------    ------------    ------------
Revenues from external customers   $ 42,288,000    $ 25,406,000    $ 18,658,000    $ 86,352,000
Operating loss                       (3,289,000)     (6,700,000)    (21,043,000)    (31,032,000)
Property and equipment, net, at       6,475,000      18,104,000       3,782,000      28,361,000
period end


                                              Second Quarter    Second Quarter
                                               Fiscal 1999        Fiscal 2000
                                              --------------    --------------
Operating loss for reportable segments        $(10,411,000)     $(16,618,000)

Unallocated corporate expenses                     572,000         2,352,000
Interest and other income, net                   1,027,000           414,000
Minority interest                                  493,000         4,687,000
                                              ------------      ------------
        Income (loss) before income taxes     $ (9,463,000)     $(13,869,000)
                                              ============      ============

                                                First Half       First Half
                                                Fiscal 1999      Fiscal 2000
                                               ------------      -----------
Operating loss for reportable segments         $(14,426,000)     $(31,032,000)
Unallocated corporate expenses                    1,018,000         3,676,000
Restructuring charge                            (23,407,000)               --
Gain on subsidiary initial public offering       70,091,000                --
Interest and other income, net                    1,167,000         1,081,000
Minority interest                                   485,000         8,588,000
                                               ------------      ------------
        Income (loss) before income taxes      $ 32,892,000      $(25,039,000)
                                               ============      ============



                                                         JULY 29, 2000
                                                         -------------
Property and equipment for reportable segments           $ 28,361,000
Other assets                                              145,879,000
                                                         ------------
Total consolidated assets                                $174,240,000
                                                         ============

4. RESTRUCTURING

   During fiscal 1999, we recorded a charge of approximately $24.2 million in connection with our restructuring plan to exit our screeem! and Jean Country retail operations. The charge was comprised of the following:

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

   The total charge of $24.2 million includes $23.7 million that was included in fiscal 1999 operating expenses as a restructuring charge ($22.9 million recorded in the first quarter and $800,000 in the second half of the year) and $500,000 included in cost of sales of the first quarter. The total charge also includes $1.4 million of goodwill write-off relating to the value of 168,039 shares of common stock issued in February 2000. This additional goodwill charge was recorded in fiscal 1999, when the related contingencies were satisfied, as an increase to additional paid-in capital.

   Through the second quarter of fiscal 2000, we have incurred approximately $400,000 for costs relating to store shut-down, $500,000 for inventory liquidation and $200,000 for the elimination of 125 jobs. All stores have been closed as of the second quarter of 2000. We expect the $1.4 million that remains accrued at July 29, 2000 for contractual obligations and employee severance costs to be paid out in fiscal 2000.

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


6. COMMITMENTS AND CONTINGENCIES

   In the first quarter of fiscal 2000, iTurf entered into a lease agreement for additional office space in the office building currently occupied in downtown Manhattan. The lease term does not commence until the landlord delivers possession of the additional office space which we expect to occur in the third quarter of fiscal 2000. During the ten year term of the lease, annual rent should approximate $800,000 subject to certain adjustments.

   In 1999, two separate purported securities class action lawsuits were filed against us and certain of our officers and directors and one former officer of a subsidiary. The original complaints were filed in Federal District Court for the Southern District of New York by Allain Roy on June 1, 1999 and by Lorraine Padgett on June 3, 1999. The suits were consolidated into a single class action and an amended and consolidated complaint was filed on March 22, 2000. The complaint in this lawsuit purports to be a class action on behalf of the purchasers of our securities during the period January 20, 1998 through September 10, 1998. The complaint generally alleges that the defendants violated
Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder by making material misstatements and by failing to disclose certain allegedly material information regarding trends in our business. The complaint also alleges that the individual defendants are liable for those violations under Section 20(a) of the Securities Exchange Act. The complaint seeks unspecified damages, attorneys' and experts' fees and costs, and such other relief as the court deems proper. On April 14, 2000, dELiA*s Inc. and the other named defendants filed a motion to dismiss the lawsuit. On May 12, 2000, counsel for the plaintiffs filed a memo in response to our motion and on May 26, 2000, we filed a reply to that response. We intend to vigorously defend against this action. Based upon information presently known to management, we do not believe that the ultimate resolution of this lawsuit will have a material adverse effect on our financial condition, results of operations or cash flow.


7. LONG-TERM DEBT AND CREDIT FACILITIES

   In August 1999, in connection with the purchase of our distribution facility in Hanover, Pennsylvania, we borrowed $5.3 million from Allfirst Bank in the form of a mortgage loan on the property. We are subject to certain covenants under the loan agreement, including a covenant to maintain a fixed charge coverage ratio. On August 10, 1999 we entered into an interest-rate swap agreement with Allfirst Bank under which we effectively converted the LIBOR-based variable interest rate mortgage to a fixed rate loan with an interest rate of approximately 8.78%. On April 26, 2000, we received a waiver through the first quarter of fiscal 2001 of the fixed charge coverage ratio covenant. As we have not received a waiver through the second quarter of fiscal 2001, we have classified the mortgage as current at July 29, 2000. It is our intention to either renegotiate the terms of the loan agreement or to seek alternative financing.

   On April 28, 2000, we entered into an amended and restated credit agreement with Congress Financial Corporation. The agreement amends and restates the terms of our credit facility with First Union National Bank, the parent company of Congress. The Congress credit facility consists of a revolving line of credit permitting us to borrow up to $25 million and provides for the issuance of documentary and standby letters of credit up to $10 million. Our obligations under the Congress credit agreement are secured by a lien on substantially all of our assets, except specified real property, the Class B common stock of iTurf that we own and the assets of iTurf and its subsidiaries. (See below for restrictions on distribution of iTurf shares.) As with the First Union facility, the availability of the revolving line of credit is limited to specified percentages of the value of our eligible inventory determined under the credit agreement, which percentages are subject to certain restrictions and reserves in certain circumstances. However, the Congress credit facility provides us with a higher initial borrowing base than that provided by the First Union facility. At our option, borrowings under this facility bear interest at First Union National Bank's prime rate plus 25 basis points or at LIBOR plus 225 basis points. The credit agreement contains covenants and default provisions customary for credit facilities of this nature, including limitations on our payment of dividends and sales of assets. A fee of 0.375% per year is assessed monthly on the unused portion of the line of credit. The Congress credit agreement contains controls on our cash management and certain limits on our ability to distribute assets. In particular, we are prohibited from distributing any iTurf shares to our stockholders prior to November 1, 2000, and may be similarly restricted thereafter if we have not met, among other things, minimum borrowing capacity availability requirements. As of July 29, 2000, there was $9.6 million in principal amount outstanding and $2.6 million in outstanding letters of credit and an additional $3.7 million available under the loan.


8. RESTRICTED STOCK

   On May 25, 2000, the compensation committee of iTurf's board of directors approved the exchange of outstanding options held by key employees and non-employee directors for 1,098,220 shares of restricted iTurf stock. iTurf replaced options with restricted stock in an effort to retain these key employees at a time when the stock options had exercise prices that were above the current market price for iTurf's stock. Certain vesting schedules of the restricted stock were extended as compared to the option vesting schedule in order to encourage retention of the selected employees and directors.

   On May 26, 2000, our board of directors, at the recommendation of the compensation committee, approved the exchange of all of the outstanding options held by certain key employees and non-employee directors for 1,700,775 million shares of restricted dELiA*s stock. We replaced options with restricted stock in an effort to retain key employees at a time when the stock options had exercise prices that were above the current market price for our stock. Certain vesting schedules of the restricted stock were extended as compared to the option vesting schedule in order to encourage retention of the selected employees and directors.

   In connection with the issuance of restricted stock, we expect to record the total noncash compensation charge of approximately $7.2 million, including $3.1 million related to iTurf, over the appropriate vesting periods with 65%, 18%, 11%, 5% and 1% being recognized in fiscal 2000, 2001, 2002, 2003 and 2004, respectively.


9. SUBSEQUENT EVENTS

   On August 16, 2000, iTurf and dELiA*s agreed to combine through a merger of dELiA*s and a wholly-owned subsidiary of iTurf. As a result of the merger, dELiA*s will become a wholly-owned subsidiary of iTurf. In the merger, holders of dELiA*s common stock will receive 1.715 shares of Class A common stock of iTurf for each share of dELiA*s common stock they own. In order to complete the merger, iTurf and dELiA*s must obtain the approval of the merger by their stockholders. iTurf must also obtain the approval by its stockholders of an amendment to iTurf's certificate of incorporation to increase the number of authorized shares of iTurf's common stock, to designate additional shares of Class A common stock, to change iTurf's name to dELiA*s iTurf Inc. and to eliminate the voting rights of iTurf's Class B common stock upon transfer unless the transfer is approved by iTurf's board of directors. dELiA*s must also obtain the approval of Congress Financial Corporation under its amended and restated credit agreement with dELiA*s.

   The merger will be accounted for as a "purchase" for accounting and financial reporting purposes. The merger will be treated as a reverse acquisition by dELiA*s of the minority interest of iTurf, that is, the shares of iTurf's common stock that dELiA*s does not already own, because dELiA*s stockholders will own more than 50% of the combined company.

   On August 16, 2000, iTurf and dELiA*s also announced that they intend to divest the assets of their non-core properties, including Storybook Heirlooms and TSI Soccer.

   Between August 17 and August 25, 2000, three purported class action complaints on behalf of iTurf stockholders were filed in Delaware Chancery Court against iTurf, dELiA*s and each of iTurf's directors. All three complaints make virtually identical claims, alleging that dELiA*s and the members of the iTurf board of directors have breached their fiduciary duties to iTurf and iTurf's public stockholders and that the exchange ratio is unfair to iTurf's public stockholders. These complaints seek class certification and other equitable and monetary refief, including enjoining the merger or awarding damages. We believe that the allegations are without substantial merit and intend to vigorously contest these actions. Although we believe that the allegations of the complaints are without substantial merit, we can not predict at this time the outcome of any litigation or whether the resolution of the litigation could have a material adverse effect on our results of operations, cash flows or financial condition.

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

OVERVIEW

   THROUGH OUR CATALOGS, RETAIL STORES AND WEB SITES, WE SELL CASUAL APPAREL, ACCESSORIES, SOCCER MERCHANDISE AND INTERNET CONTENT AND COMMUNITY SERVICES TO YOUNG MEN AND WOMEN PRIMARILY BETWEEN THE AGES OF 13 AND 24, AN AGE GROUP KNOWN AS "GENERATION Y."

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

   iTurf, our publicly traded Internet subsidiary, currently consists of our www.iTurf.com, www.gURL.com, www.OnTap.com, www.theSpark.com and www.SparkNotes.com content and community Web sites as well as our www.dELiAs.cOm, www.tsisoccer.com, www.discountdomain.com, www.Droog.com and www.StorybookHeirlooms.com e-commerce sites. At July 29, 2000, we owned 54% of the outstanding stock and control 88% of the vote of iTurf.

   ACQUISITION. On February 15, 2000, iTurf acquired theSpark.com, Inc, which operates a community and content Web site focusing on college students and young adults. The consideration consisted of 1,099,988 newly-issued shares of iTurf Class A common stock valued at $14.2 million based on iTurf's closing share price on the day prior to the announcement of the transaction and the right to receive up to $13.5 million in additional stock (up to 2,683,634 additional shares) and cash (for any remaining amount earned) if certain performance goals related to the acquired Web site are met. In accordance with the purchase method of accounting, the results of theSpark have been included in our consolidated financial statements since the date of the transaction.

   RESTRICTED STOCK. On May 25, 2000, the compensation committee of iTurf's board of directors approved the exchange of outstanding options held by key employees and non-employee directors for 1,098,220 shares of restricted iTurf stock. iTurf replaced options with restricted stock in an effort to retain these key employees at a time when the stock options had exercise prices that were above the current market price for iTurf's stock. Certain vesting schedules of the restricted stock were extended as compared to the option vesting schedule in order to encourage retention of the selected employees and directors.

   On May 26, 2000, our board of directors, at the recommendation of the compensation committee, approved the exchange of all of the outstanding options held by certain key employees and non-employee directors for 1,700,775 shares of restricted dELiA*s stock. We replaced options with restricted stock in an effort to retain key employees at a time when the stock options had exercise prices that were above the current market price for our stock. Certain vesting schedules of the restricted stock were extended as compared to the option vesting schedule in order to encourage retention of the selected employees and directors.

   In connection with the issuance of restricted stock, we expect to record the total noncash compensation charge of approximately $7.2 million, including $3.1 million related to iTurf, over the appropriate vesting periods with 65%, 18%, 11%, 5% and 1% being recognized in fiscal 2000, 2001, 2002, 2003 and 2004, respectively.

   PROPOSED REORGANIZATION. On August 16, 2000, iTurf and dELiA*s agreed to combine through a merger of dELiA*s and a wholly-owned subsidiary of iTurf. As a result of the merger, dELiA*s will become a wholly-owned subsidiary of iTurf. In the merger, holders of dELiA*s common stock will receive 1.715 shares of Class A common stock of iTurf for each share of dELiA*s common stock they own. In order to complete the merger, iTurf and dELiA*s must obtain the approval of the merger by their stockholders. iTurf must also obtain the approval by its stockholders of an amendment to iTurf's certificate of incorporation to increase the number of authorized shares of iTurf's common stock and to designate additional shares of Class A common stock.

   The merger will be accounted for as a "purchase" for accounting and financial reporting purposes. The merger will be treated as a reverse acquisition by dELiA*s of the minority interest of iTurf, that is, the shares of iTurf's common stock that dELiA*s does not already own, because dELiA*s stockholders will own more than 50% of the combined company.

   On August 16, 2000, iTurf and dELiA*s also announced that they intend to divest the assets of their non-core properties, including Storybook Heirlooms and TSI Soccer. In addition, we may take a material non cash charge to earnings in the third quarter related to the possible reclassification of certain of our businesses as discontinued operations or assets held for sale, as well as a possible write-down of certain tax assets in connection with the proposed transaction with iTurf.

   CAPITAL INVESTMENTS. We have made and continue to make significant capital expenditures for store build-out in connection with our premier dELiA*s retail concept.

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


   RISKS. Sales made through iTurf instead of through our other channels produce lower earnings for dELiA*s after accounting for promotional pricing and minority interest. In addition, cash provided by such sales is not available for use in our other businesses. While iTurf's cash is not used in our non-Internet businesses, iTurf periodically prepays for inventory and various services, including advertising. At July 29, 2000, iTurf had prepaid approximately $8.6 million to our other businesses primarily relating to third quarter expenses and inventory purchases. The rapid rate of customer migration to the internet has had a material adverse effect on the financial position and results of operations of dELiA*s.

   Because iTurf, our internet subsidiary, sells many of the same products that our other businesses do and advertises their offerings to our non-Internet customers, iTurf competes directly with our other businesses. Because of iTurf's promotional pricing and minority public ownership, their success at selling products to our customers has had an adverse effect on our operating results and cash flows. As iTurf has become more successful in this regard, our financial condition has become adversely affected. Material adverse changes to our financial condition jeopardize iTurf's ability to continue to obtain goods and services from dELiA*s under the intercompany agreements. As a result, if the proposed merger is not consummated, iTurf may be required to renegotiate the terms of the intercompany agreements or provide financing to dELiA*s in order to ensure that they can continue to obtain goods and services from us.


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

   The total charge of $24.2 million includes $23.7 million that was included in fiscal 1999 operating expenses as a restructuring charge ($22.9 million recorded in the first quarter and $800,000 in the second half of the year) and $500,000 included in cost of sales of the first quarter. The total charge also includes $1.4 million of goodwill write-off relating to the value of 168,039 shares of common stock issued in February 2000. This additional goodwill charge was recorded in fiscal 1999, when the related contingencies were satisfied, as an increase to additional paid-in capital.

   Through the second quarter of fiscal 2000, we have incurred approximately $400,000 for costs relating to store shut-down, $500,000 for inventory liquidation and $200,000 for the elimination of 125 jobs. All stores have been closed as of the second quarter of 2000. We expect the $1.4 million that remains accrued at July 29, 2000 for contractual obligations and employee severance costs to be paid out in fiscal 2000.

RESULTS OF OPERATIONS

   The following table sets forth, for the periods indicated, the percentage relationship of certain items from our statement of operations to net sales. Any trends reflected by the following table may not be indicative of future results.


                                                     THIRTEEN WEEKS ENDED          TWENTY-SIX WEEKS ENDED
                                                JULY 31, 1999   JULY 29, 2000   JULY 31, 1999   JULY 29, 2000
                                                -------------   -------------   --------------  -------------
Net sales                                             100.0%         100.0%         100.0%         100.0%
Cost of sales                                          61.3           56.6           57.8           54.3
                                                      -----          -----          -----          -----
Gross profit                                           38.7           43.4           42.2           45.7
Selling, general and administrative expenses           71.6           94.2           63.4           85.9
Restructuring charge                                     --             --           30.5             --
Gain on subsidiary initial public offering               --             --          (93.2)            --
Interest and other income, net                         (3.1)          (1.1)          (1.5)          (1.3)

Minority interest                                      (1.5)         (12.6)          (0.7)          (9.9)
                                                      -----          -----          -----          -----
Income (loss) before income taxes                     (28.3)         (37.1)          43.7          (29.0)
Provision (benefit) for income taxes                  (10.2)          (9.1)          18.8           (6.7)
                                                      -----          -----          -----          -----
Net income (loss)                                     (18.1)%        (28.0)%         24.9%         (22.3)%
                                                      =====          =====          =====          =====

COMPARISON OF THIRTEEN WEEKS ENDED JULY 29, 2000 AND JULY 31, 1999

   NET SALES. Net sales increased approximately $3.9 million or 11.8% to $37.3 million in the second quarter of fiscal 2000 from $33.4 million in the second quarter of fiscal 1999. Retail sales increased $2.9 million, or 27% in the second quarter of fiscal 2000 from fiscal 1999. Increased fiscal 2000 sales in our dELiA*s premier and TSI retail concepts more than offset the loss of fiscal 1999 revenues relating to the closure of our screeem! stores. The increase also relates to higher direct marketing sales which increase $1.0 million in the second quarter of fiscal 2000 from the same period in the prior year. E-commerce product sales continued to grow as a percentage of overall direct marketing product sales, representing 28.3% of all direct marketing product sales for the second quarter of fiscal 2000 compared to 11.5% of all direct marketing product sales for the second quarter of fiscal 1999.

   GROSS MARGIN. Gross margin increased to 43.4% in the second quarter of fiscal 2000 from 38.7 % in the second quarter of fiscal 1999. The increase is primarily due to an increase in the proportion of our retail sales relating to our higher margin dELiA*s premier concept, improved product mix as well as improved freight margins in our catalog segment.

   SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expense increased $11.2 million to $35.1 million in the second quarter of fiscal 2000 from $23.9 million in the second quarter of fiscal 1999. Selling, general and administrative expenses increased as a percentage of net sales from 71.6 % in the second quarter of fiscal 1999 to 94.2 % in the second quarter of fiscal 2000.

   Selling, general and administrative expenses of our iTurf subsidiary totaled $14.8 million for the current quarter, compared to $4.1 million for the same period in fiscal 1999. Current period iTurf expenses included $2.6 million related to depreciation, amortization of goodwill and noncash compensation charges related to changes in iTurf's equity compensation plan. In addition, $8.2 million of the total was sales and marketing related.

   dELiA*s selling, general and administrative expenses excluding iTurf totaled $20.3 million for the current quarter, compared to $19.8 million for the same period in fiscal 1999. Current period expenses included $2.2 million related to depreciation, amortization of goodwill and noncash compensation charges related to changes in our equity compensation plan. Net of these noncash charges, dELiA*s selling, general and administrative expenses excluding iTurf were $18.1 million in the current quarter, down $800,000 from the prior year. Significantly lower selling, general and administrative expenses in the catalog segment more than offset increases in retail, which primarily related to the expansion of the dELiA*s premier retail chain and higher corporate overhead.

   MINORITY INTEREST. Since the iTurf initial public offering in April 1999, we reflect the outside ownership of that subsidiary as minority interest. As of July 29, 2000, we owned 54% of the value and controlled 88% of the vote of iTurf.

   INCOME TAXES. The decrease in our effective income tax rate relates primarily to iTurf losses. Since the iTurf initial public offering in April 1999, iTurf has continued to be consolidated in the dELiA*s Inc. financial statements for reporting purposes but iTurf is no longer a part of our consolidated group for tax purposes and the deferred tax assets arising from its net operating loss are fully reserved.


COMPARISON OF TWENTY-SIX WEEKS ENDED JULY 29, 2000 AND JULY 31, 1999

   NET SALES. Net sales increased approximately $11.2 million to $86.4 million in the first half of fiscal 2000 from $75.2 million in the first half of fiscal 1999. Retail sales increased $5.6 million, or 28% in the first half of fiscal 2000 from fiscal 1999. Increased fiscal 2000 sales in our dELiA*s premier and TSI retail concepts more than offset the loss of fiscal 1999 revenues relating to the closure of our screeem! stores. Direct marketing sales also increased $5.6 million in the first half of fiscal 2000 from the same period in the prior year. E-commerce product sales continued to grow as a percentage of overall direct marketing product sales, representing 27.9% of all direct marketing product sales for the first half of fiscal 2000 compared to 9.2% of all direct marketing product sales for the first half of fiscal 1999.

   GROSS MARGIN. Gross margin increased to 45.7% in the first half of fiscal 2000 from 42.9% (excluding a $500,000 charge related to the screeem! restructuring) in the first half of fiscal 1999. The increase is primarily due to an increase in the proportion of our retail sales relating to our higher margin dELiA*s premier concept, improved product mix as well as improved freight margins in our catalog segment.

   SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expense increased $26.4 million to $74.1 million in the first half of fiscal 2000 from $47.7 million in the first half of fiscal 1999, excluding non-recurring gains and losses. Selling, general and administrative expenses increased as a percentage of net sales from 63.4 % in the first half of fiscal 1999 to 85.9 % in the first half of fiscal 2000.

   Selling, general and administrative expenses of our iTurf subsidiary totaled $30.4 million for the first half of fiscal 2000, compared to $5.8 million for the same period in fiscal 1999. Current period iTurf expenses included $4.4 million related to depreciation, amortization of goodwill and noncash charges relating to changes in iTurf's equity compensation plan. In addition, $17.3 million of the total was sales and marketing related.

   dELiA*s selling, general and administrative expenses excluding iTurf totaled $43.7 million for the first half of fiscal 2000, compared to $41.9 million for the same period in fiscal 1999. Current period expenses included $3.6 million related to depreciation, amortization of goodwill and noncash charges relating to changes in the company's equity compensation plan.

   RESTRUCTURING CHARGE. During the first half of fiscal 1999, we recorded a charge (primarily noncash) of approximately $23.4 million in connection with our restructuring plan to close our screeem! And Jean Country retail operations. This charge includes approximately $500,000 related to inventory and was recorded as cost of sales.

   GAIN ON SUBSIDIARY INITIAL PUBLIC OFFERING. On April 14, 1999, we completed an initial public offering of approximately 4.8 million shares of class A common stock of iTurf Inc., our Internet-focused subsidiary. As a result of the transaction, we recognized a gain of approximately $70.1 million before taxes.

   MINORITY INTEREST. Since the iTurf initial public offering in April 1999, we reflect the outside ownership of that subsidiary as minority interest. As of July 29, 2000, we owned 54% of the value and controlled 88% of the vote of iTurf.

   INCOME TAXES. The decrease in our effective income tax rate relates primarily to iTurf losses. Since the iTurf initial public offering in April 1999, iTurf has continued to be consolidated in the dELiA*s Inc. financial statements for reporting purposes but iTurf is no longer a part of our consolidated group for tax purposes and the deferred tax assets arising from its net operating loss are fully reserved.


SEASONALITY

   dELiA*s is subject to seasonal fluctuations in our merchandise sales and results of operations. We expect our net sales and results of operations generally to be lower in the first half and higher in the second half (which includes the holiday season) of each fiscal year. Our quarterly results may fluctuate as a result of numerous factors, including the timing, quantity and cost of catalog mailings, responses to those mailings, the timing of sale circulars and liquidations, the timing of merchandise deliveries, market acceptance of merchandise (including new merchandise categories or products introduced), the mix of products sold, the hiring and training of additional personnel, the timing of inventory writedowns, the integration of acquisitions, the incurrence of other operating costs and factors beyond control, such as general economic conditions and actions of competitors. Accordingly, the results of operations in any quarter will not necessarily be indicative of the results that may be achieved for a full fiscal year or any future quarter.


LIQUIDITY AND CAPITAL RESOURCES

   Cash used in operations in the first half of fiscal 2000 and 1999 was $29.6 million and $16.9 million, respectively. The increase in cash used in operations primarily relates to increased operating losses.

   Investing activities provided $12.1 million in the first half of fiscal 2000, primarily relating to net proceeds from iTurf's investments offset by capital expenditures, and used $64.6 million for the purchase of short-term investments and capital expenditures in the first half of fiscal 1999.

   Cash flows from financing activities in the first half of fiscal 1999 were $99.9 million, primarily as a result of the initial public offering of iTurf common stock. Cash flows from activities in the first half of fiscal 2000 were $6.4 million, primarily as a result of borrowings under our line of credit agreement.

   During fiscal 2000, we expect our capital expenditures to total in excess $9 million for the continued expansion of our dELiA*s retail concept, investment in information systems at iTurf and other subsidiaries as well as leasehold improvements and equipment relating to new corporate offices. We believe that our consolidated cash on hand, together with the funds available under our credit agreement, new equipment leases and the planned divestitures of our TSI Soccer and Storybook Heirlooms properties will be sufficient to meet our consolidated capital and net operating requirements through fiscal 2000.

   In August 1999, in connection with the purchase of our distribution facility in Hanover, Pennsylvania, we borrowed $5.3 million from Allfirst Bank in the form of a mortgage loan on the property. We are subject to certain covenants under the loan agreement, including a covenant to maintain a fixed charge coverage ratio. On August 10, 1999 we entered into an interest-rate swap agreement with Allfirst Bank under which we effectively converted the LIBOR-based variable interest rate mortgage to a fixed rate loan with an interest rate of approximately 8.78%. On April 26, 2000, we received a waiver through the first quarter of fiscal 2001 of the fixed charge coverage ratio covenant. As we have not received a waiver through the second quarter of fiscal 2001, we have classified the mortgage as current at July 29, 2000. It is our intention to either renegotiate the terms of the loan agreement or to seek alternative financing.

   On April 28, 2000, we entered into an amended and restated credit agreement with Congress Financial Corporation. The agreement amends and restates the terms of our credit facility with First Union National Bank, the parent company of Congress. The Congress credit facility consists of a revolving line of credit permitting us to borrow up to $25 million and provides for the issuance of documentary and standby letters of credit up to $10 million. Our obligations under the Congress credit agreement are secured by a lien on substantially all of our assets, except specified real property, the Class B common stock of iTurf that we own and the assets of iTurf and its subsidiaries. (See below for restrictions on distribution of iTurf shares.) As with the First Union facility, the availability of the revolving line of credit is limited to specified percentages of the value of our eligible inventory determined under the credit agreement, which percentages are subject to certain restrictions and reserves in certain circumstances. However, the Congress credit facility provides us with a higher initial borrowing base than that provided by the First Union facility. At our option, borrowings under this facility bear interest at First Union National Bank's prime rate plus 25 basis points or at LIBOR plus 225 basis points. The credit agreement contains covenants and default provisions customary for credit facilities of this nature, including limitations on our payment of dividends and sales of assets. A fee of 0.375% per year is assessed monthly on the unused portion of the line of credit. The Congress credit agreement contains controls on our cash management and certain limits on our ability to distribute assets. In particular, we are prohibited from distributing any iTurf shares to our stockholders prior to November 1, 2000, and may be similarly restricted thereafter if we have not met, among other things, minimum borrowing capacity availability requirements. As of July 29, 2000, there was $9.6 million in principal amount outstanding and $2.6 million in outstanding letters of credit and an additional $3.7 million available under the loan.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

   We maintain the majority of our excess funds in marketable securities. These financial instruments are subject to interest rate risk and will decline in value if interest rates increase. We do not believe that a change of 100 basis points in interest rates would have a material effect on our financial condition.

   Our outstanding long-term debt as of July 29, 2000 when offset by our interest rate hedge bears interest at a fixed rate; therefore, our results of operations would only be affected by interest rate changes to the extent that fluctuating rate loans are outstanding under our credit facility. As of July 29, 2000, we had $9.6 million outstanding under such facility. We do not believe that a change of 100 basis points in interest rates would have a material effect on our financial condition.

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

   Between August 17 and August 25, 2000, three purported class action complaints on behalf of iTurf stockholders were filed in Delaware Chancery Court against iTurf, dELiA*s and each of iTurf's directors. These actions include: Pack v. Kahn, et al., Del. Ch., C.A. No. 18242NC, Semeraro v. Kahn, et al., Del. Ch., C.A. No. 18258, and Engel v. Kahn, et al., Del. Ch., C.A. No. 18260NC. All three complaints make virtually identical claims, alleging that dELiA*s and the members of the iTurf board of directors have breached their fiduciary duties to iTurf and iTurf's public stockholders and that the exchange ratio is unfair to iTurf's public stockholders. These complaints seek class certification and other equitable and monetary relief, including enjoining the merger or awarding damages. We believe that the allegations are without substantial merit and intend to vigorously contest these actions. Although we believe that the allegations of the complaints are without substantial merit, we can not predict at this time the outcome of any litigation or whether the resolution of the litigation could have a material adverse effect on our results of operations, cash flows or financial condition.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

   RESTRICTED STOCK. On May 25, 2000, the compensation committee of iTurf issued 1,098,220 shares of restricted iTurf stock to key employees and non-employee directors in exchange for their outstanding stock options. These issuances did not constitute "sales" within the meaning of the Securities Act of 1933.

   On May 26, 2000, we issued 1,700,775 shares of restricted dELiA*s stock to key employees and non-employee directors in exchange for their outstanding stock options. These issuances did not constitute "sales" within the meaning of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

   None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.

ITEM 5. OTHER INFORMATION

   None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)   See "Exhibit Index" following the signature page.

(b) We filed a current report on Form 8-K dated May 2, 2000 reporting Item 5. This report contained information on our amended and restated credit agreement with Congress Financial Corporation.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  dELiA*s Inc.
                                  (Registrant)

Date: September 12, 2000

                               By: /s/ Stephen I. Kahn
                                  ----------------------
                                    Stephen I. Kahn
                                    Chairman of the Board and Chief
                                    Executive Officer


                               By: /s/ R. James Cooper
                                  ----------------------
                                    R. James Cooper
                                    Executive Vice President and Chief
                                    Financial Officer
                                   (principal financial and accounting officer)

                                  EXHIBIT INDEX

1.1 Bill of Sale and Contribution and Assumption Agreement between dELiA*s LLC and dELiA*s Inc. (incorporated by reference to Exhibit 2.1 to the dELiA*s Inc. Registration Statement on Form S-1 (Registration No. 333-15153))

2.1 Agreement and Plan of Merger by and among dELiA*s Inc., iTurf Inc. and iTurf BREAKFAST Corporation dated August 16, 2000 (incorporated by reference to an Annex A of the joint proxy/prospectus included within the iTurf Inc. registration statement on Form S-4 (Registration No. 333-44916)).

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

1.14 Agreement dated October 7, 1997 between dELiA*s Inc. and The Rector, Church Wardens and Vestrymen of Trinity Church in the City of New York amending the Lease Agreement (incorporated by reference to Exhibit 10.14 to the dELiA*s Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1997)

1.14 Amendment No. 1 to Employment Agreement between dELiA*s Inc. and Christopher C. Edgar, dated September 15, 1998 (incorporated by reference to Exhibit 10.15 to the dELiA*s Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1998)

1.14 Amendment No. 1 to Employment Agreement between dELiA*s Inc. and Evan Guillemin, dated September 15, 1998 (incorporated by reference to Exhibit 10.16 to the dELiA*s Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1998)

1.14  [omitted]

1.15 1998 Stock Incentive Plan (incorporated by reference to Exhibit 10.17 to the dELiA*s Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1998)

1.16 Intercompany Services Agreement between dELiA*s Inc. and iTurf Inc., dated April 8, 1999 (incorporated by reference to Exhibit
      10.1 to the iTurf Inc. registration statement on Form S-1
      (Registration No. 333-71123))

1.14 Trademark License Agreement between dELiA*s Inc. and iTurf Inc., dated April 8, 1999 (incorporated by reference to Exhibit 10.2 to the iTurf Inc. registration statement on Form S-1 (Registration No. 333-71123))

1.14 Amendment No. 1, dated April 8, 1999, to Credit Agreement between First Union National Bank, dELiA*s Inc. and our subsidiaries listed on the signature page thereto (incorporated by reference to Exhibit 10.21 to the dELiA*s Inc. annual report on Form 10-K for the fiscal year ended January 31, 1999)

1.14 Advertising Agreement between iTurf and America Online, Inc., dated May 4, 1999 (incorporated by reference to Exhibit 10.16 to the iTurf Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended May 1, 1999)**

1.14 Construction Loan Agreement dated August 6, 1999, among dELiA*s Distribution Company, dELiA*s Inc. and Allfirst Bank (incorporated by reference to Exhibit 10.23 to the dELiA*s Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 1999)

10.24 Mortgage Note dated August 6, 1999 made by dELiA*s Distribution Company in favor of Allfirst Bank (incorporated by reference to Exhibit 10.24 to the dELiA*s Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 1999)

10.25 Online Advertising Authorized Reseller Agreement between iTurf, T@ponline and MarketSource Corporation, dated September 1, 1999 (incorporated by reference to Exhibit 99.1 to the iTurf Inc. Current Report on Form 8-K dated September 7, 1999)

10.26 Offline Advertising Purchase Agreement between iTurf and MarketSource Corporation, dated September 1, 1999 (incorporated by reference to Exhibit
      99.2 of iTurf's Current Report on Form 8-K dated September 7, 1999)

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

10.32 Lease Agreement dated January 30, 2000 by and between iTurf and the State-Whitehall Company (incorporated by reference to Exhibit 10.20 to the iTurf Inc. Annual Report on Form 10-K for the fiscal year ended January 29, 2000)

10.33 Amended and Restated Credit Agreement among dELiA*s Inc. and its subsidiaries set forth on Schedule 1 thereto and Congress Financial Corporation dated April 28, 2000 (incorporated by reference to the Company's Current Report on Form 8-K dated May 2, 2000)

10.34 Letter Agreement among dELiA*s Inc. and certain of its subsidiaries and Congress Financial Corporation dated April 28, 2000, regarding the Distribution of iTurf Shares (incorporated by reference to the Company's Current Report on Form 8-K dated May 2, 2000)

10.35 Amendment No. 2 to Employment Agreement between dELiA*s Inc. and Stephen I. Kahn, dated June 9, 2000 (incorporated by reference to
        Exhibit 10.35 to the dELiA*s Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended April 29, 2000)

10.36 Amendment No. 3 to Employment Agreement between dELiA*s Inc. and Christopher C. Edgar, dated June 9, 2000 (incorporated by reference to
        Exhibit 10.36 to the dELiA*s Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended April 29, 2000)

10.37* Amendment No. 1 to amended and restated credit agreement among dELiA*s Inc. and certain of its subsidiaries and Congress Financial Corporation, dated July 31, 2000.

27*   Financial Data Schedule


*  Filed herewith
** Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the SEC.